Form 10-Q
period 1996-06-30
CONCEPTS DIRECT INC
filed 1996-08-13
CIK 891035

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number           0-20680

	                   Concepts Direct, Inc.
	(Exact name of registrant as specified in its charter)

	     Delaware                                  52-1781893
     (State or other jurisdiction                   (I.R.S. employer
   of incorporation or organization)               identification No.)

	   1351 South Sunset Street, Longmont, CO 80501
	(Address of principal executive offices, Zip Code)

	                    (303)772-9171
	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

As of July 15, 1996, 2,120,108 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

  PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

	Balance Sheets as of June 30, 1996 and December 31, 1995

	Statements of Operations for the three and six months ended
		June 30, 1996 and June 30, 1995

	Statements of Cash Flows for the six months ended June 30, 1996
	        and June 30, 1995

	Notes to Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

  PART II.  OTHER INFORMATION

    Item 4.  Submission of matters to a vote of Security Holders
    Item 6.  Exhibits and reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

CONCEPTS DIRECT, INC.
Balance Sheets
(Unaudited)
                                                     June 30,     December 31,
ASSETS					              1996            1995
                                                     ------          ------
Current assets
  Cash and cash equivalents                       $ 3,288,594     $ 3,324,838
  Accounts receivable, less allowances                133,963         108,102
  Deferred advertising costs                        2,183,305       2,207,244
  Inventories, less allowances                      2,072,516       2,798,878
  Prepaid expenses and other                          375,686         283,254
  Income taxes receivable                              10,958             ---
                                                  -----------    ------------
    Total current assets                            8,065,022       8,722,316

Property and equipment, net                           928,467         994,744

Other assets                                          274,342         206,768
                                                  -----------     -----------
    TOTAL ASSETS                                  $ 9,267,831     $ 9,923,828
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $ 2,905,626     $ 3,107,174
  Current maturities of lease obligations              89,035          87,275
  Accrued employee compensation                       470,655         638,943
  Customer liabilities                                707,623         908,264
  Current and deferred income taxes payable               ---          90,925
                                                  -----------     -----------
    Total current liabilities                       4,172,939       4,832,581

Lease obligations                                      17,978          67,493

Stockholders' equity
    Common Stock, $.10 par value, authorized
      6,000,000 shares, issued and outstanding
      2,120,108 and 2,116,441 shares, respectively    212,011         211,644
    Additional paid-in capital                      4,373,400       4,366,633
    Retained earnings                                 491,503         445,477
                                                  -----------     -----------
    Total stockholders' equity                      5,076,914       5,023,754
                                                  -----------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $9,267,831      $9,923,828
                                                  ===========     ===========

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)                        Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                 -------------------       ----------------
                                  1996        1995        1996         1995
                                 ------      ------      ------       ------

Net sales                     $9,000,393  $9,491,387  $20,584,357  $17,591,459

Operating costs and expenses:
  Cost of product and
    delivery                   4,907,287   4,529,711   10,848,633    8,680,747
  Selling, general and
    administrative             4,437,440   4,769,606    9,817,336    8,427,451
                              ----------  ----------  -----------  -----------
Total operating costs
  and expenses                 9,344,727   9,299,317   20,665,969   17,108,198
                              ----------  ----------  -----------  -----------
Income (loss) from
  operations                    (344,334)    192,070      (81,612)     483,261

Other income, net                 34,591      79,882      146,638      140,368
                              ----------  ----------  -----------  -----------
Income (loss) before
  income taxes                  (309,743)    271,952       65,026      623,629

Provision (credit) for
  income taxes	                 (90,000      95,000       19,000      218,000
                              ----------  ----------  -----------  -----------
Net income (loss)              $(219,743)   $176,952      $46,026     $405,629
                              ==========  ==========  ===========  ===========
Net earnings (loss) per
  common share                    $(0.10)      $0.08        $0.02        $0.18
                              ==========  ==========  ===========  ===========
Weighted average number of
  common shares and common
  share equivalents
  outstanding                  2,220,726   2,195,519    2,220,896    2,194,190


See notes to financial statements.

CONCEPTS DIRECT, INC.                                    Six Months Ended
Statements of Cash Flows                                      June 30,
(Unaudited)                                             1996            1995
                                                       ------          ------
OPERATING ACTIVITIES
Net Imcome                                           $   46,026    $  405,629
  Adjustments to reconcile net income to net
    cash provided from (used in) operations:
      Provision (credit) for losses on
        accounts receivable                              13,000        (6,130)
      Provision (credit) for losses in
        inventory values                                (37,446)      210,655
      Depreciation and amortization                     248,595       208,532
      Current and deferred income taxes	               (101,883)      204,925
      Changes in operating assets and
        liabilities:
      Accounts receivable                               (38,861)      148,257
      Deferred advertising costs                         23,939    (1,478,861)
      Inventories                                       763,808      (621,905)
      Prepaid expenses and other                        (92,432)      (77,423)
      Accounts payable	                               (201,548)     (162,351)
      Accrued employee compensation                    (168,288)       (1,492)
      Customer liabilities                             (200,641)      185,267
                                                     ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     254,269      (984,897)

INVESTING ACTIVITIES
  Purchases of property and equipment                  (182,318)     (183,108)
  Other investing activities                            (67,574)       27,159
                                                     ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                  (249,892)     (155,949)

FINANCING ACTIVITIES
  Principal payments of lease obligations               (47,755)      (41,259)
  Issuance of common stock                                7,134         2,310
                                                     ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                   (40,621)      (38,949)

DECREASE IN CASH AND CASH EQUIVALENTS                   (36,244)   (1,179,795)
                                                     ----------    ----------
Cash and cash equivalents at beginning of period      3,324,838     3,338,015

Cash and cash equivalents at end of period           $3,288,594    $2,158,220
                                                     ==========    ==========

See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

   Note 1.  Accounting Policies

   The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


   Note 2.  Commitments

   On March 20, 1996, the Company entered into a purchase agreement to buy approximately 133 acres of undeveloped land near the Company's offices for approximately $1,100,000. The agreement is subject to a number of contingencies which allow the Company to terminate the agreement. If the purchase is finalized, the Company intends to use a portion of this land for a new facility, hold some of the land for expansion and attempt to sell most of the remaining acreage to other parties.

   The lease of the Company's current facility at 1351 South Sunset Street, Longmont, Colorado expires on August 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The Company's sales increased 17% for the six month period ended June 30, 1996 as compared to the same period in 1995 and decreased 5% for the second quarter of 1996 as compared to the same period in 1995. The increase in sales for the six month period resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and number of products offered primarily in the first quarter of 1996 as compared to the same period of 1995. The decrease on a quarterly basis primarily related to the distribution of smaller number of catalogs and other advertising media and lower than anticipated advertising response rates in the second quarter of 1996 as compared to the same period in 1995. Fewer catalogs were mailed because of increased costs of mailing, primarily paper costs which were up in excess of 25% in the second quarter of 1996 as compared to the second quarter of 1995. Increased costs also led to a decrease in the number of names that could be mailed on a cost effective basis. Cost of product and delivery for the six month period ended June 30th increased as a percentage of sales from 49% in 1995 to 53% in 1996 and increased from 48% in the second quarter of 1995 to 55% for the second quarter of 1996. These increases occurred primarily because of increased sales of gift and general merchandise products which have lower margins and lower sales over which to spread fixed costs. Selling, general and administrative costs as a percentage of sales were 48% for the first six months of 1995 and 1996, respectively, and decreased from 50% for the second quarter of 1995 to 49% for the same period in 1996. The slight decrease in the second quarter primarily resulted from the decrease in the number of advertising pieces distributed as compared to the same quarter of 1995. The Company had a loss from operations of $82,000 for the six month period ended June 30, 1996 as compared to income from operations of $483,000 for the same period in 1995. The Company had a loss from operations of $344,000 for the second quarter of 1996 as compared to income from operations of $192,000 for the same period of 1995. Other income was $147,000 for the six month period ended June 30, 1996 as compared to $140,000 for the same period in 1995. Other income for the second quarter of 1996 was $35,000 as compared to $80,000 for the same period in 1995. Other income in the second quarter of 1995 primarily related to a reduction in reserve for expenses of the merger transaction with Neodata Corporation in September 1992. The provision for income taxes was $19,000 and $218,000 for the six month periods ended June 30, 1996 and 1995, respectively. The Company had a credit for income taxes of $90,000 for the quarter ended June 30, 1996 and had a provision for income taxes of $95,000 for the same period in 1995. The provision and credit for income taxes for 1996 reflects the 29% income tax rate that management anticipates for the year. The Company had net income of $46,000 or $0.02 per share for the first six months of 1996 as compared to $406,000 or $0.18 per share for the same period in 1995. The Company had a loss of $220,000 or $0.10 per share for the second quarter of 1996 as compared to net income of $177,000 or $0.08 per share for the same period in 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   During the six month period ended June 30, 1996, cash and cash equivalents decreased by $36,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below. Decreased sales of products and the issuance of a smaller number of catalogs and other advertising media particularly during the second quarter of 1996 were the primary reasons for the decrease of inventories of $764,000, decrease of accounts payable of $202,000 and decrease of customer liabilities ( primarily unshipped customer orders and anticipated future customer warranty costs and product returns) by
   $201,000.   The Company also purchased $182,000 of property and
   equipment primarily related to production of the increased sales. The Company had $3,289,000 of unencumbered cash and cash equivalents at June 30, 1996. Management believes that results of operations, continued operational planning review plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year.

   Certain statements included in this discussion are not based on historical facts, but are forward-looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, changes in paper costs, product mix offered for sale, effective performance of customer service and order fulfillment software, adverse changes in the Company's customers response to advertising offers, competitive factors, continued availability of product and capital, and economic and other factors affecting the Company's business beyond the Company's control.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)	The annual meeting of the Company's shareholders was held
	on April 18, 1996.

  (b)	At such annual meeting, the shareholders of the Company
        elected Phillip A. Wiland, Michael T. Buoncristiano, Robert L. Burrus, Jr., Stephen R. Polk and Phillip D. White as directors for one-year terms. The elections were approved by the following votes:

                Directors                     For           Withheld

                Phillip A. Wiland           2,019,602         5,400
                Michael T. Buoncristiano    2,022,452         2,550
                Robert L. Burrus, Jr.       2,022,452         2,550
                Stephen R. Polk             2,022,452         2,550
                Phillip D. White            2,022,452         2,550

  (c) At such annual meeting, the shareholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 1996. The ratification of Ernst & Young LLP was approved by the following votes:

                For               2,022,202
                Against                 200
                Abstain               2,600
                Broker Non-Votes          0

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

	Documents filed as part of this report:

        1. First amendment to Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. The original Purchase and Sale Agreement was previously filed as Exhibit 1 to Concepts Direct, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

        2. Amendment dated May 16, 1996 to Lease dated March 17, 1992 between registrant and Pratt Partnership. This lease was previously filed as Exhibit 2 to Wiland Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1992. (Wiland Services, Inc.'s Reporting Number is 0-12967.)

        Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

    (b)	 Reports on Form 8-K

        There were no reports on Form 8-K for the fiscal quarter ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTS DIRECT, INC.
(registrant)

Date:	August 12, 1996         By: 	Phillip A. Wiland
				        Chief Executive Officer

Date:	August 12, 1996         By:     H. Franklin Marcus, Jr.
					Chief Financial and
					  Accounting Officer