Form 10-Q
period 1996-09-30
CONCEPTS DIRECT INC
filed 1996-11-12
CIK 891035

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from               to

Commission file numbe   0-20680

                      Concepts Direct, Inc.
       (Exact name of registrant as specified in its charter)

       Delaware                                         52-1781893
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

Yes   X    No

As of November 8, 1996, 2,120,108 shares of Common Stock, $.10 par value, were outstanding.

CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Balance Sheets as of September 30, 1996 and December 31, 1995

          Statements of Operations for the three and nine months ended September 30, 1996 and September 30, 1995

          Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995

          Notes to Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II.  OTHER INFORMATION

     Item 4.  Submission of matters to a vote of Security Holders
     Item 6.  Exhibits and reports on Form 8-K


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

CONCEPTS DIRECT, INC.
Balance Sheets
(Unaudited)
                                             September 30,     December 31,
                                                  1996             1995
ASSETS                                         -----------      -----------
Current assets
Cash and cash equivalents                       $3,090,274       $3,324,838
Accounts receivable, less allowances               181,922          108,102
Deferred advertising costs                       3,599,510        2,207,244
Inventories, less allowances                     2,122,355        2,798,878
Prepaid expenses and other                         260,431          283,254
                                               -----------      -----------
     Total current assets                        9,254,492        8,722,316

Property and equipment, net                        873,555          994,744

Other assets                                       241,915          206,768
                                               -----------      -----------
TOTAL ASSETS                                   $10,369,962       $9,923,828
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                $3,369,287       $3,107,174
Current maturities of lease obligations             80,306           87,275
Accrued employee compensation                      419,410          638,943
Customer liabilities                             1,176,165          908,264
Current and deferred income taxes payable           24,643           90,925
                                               -----------      -----------
Total current liabilities                        5,069,811        4,832,581

Lease obligations                                    3,203           67,493

Stockholders' equity
Common Stock, $.10 par value, authorized
     6,000,000 shares, issued and
     outstanding 2,120,108 and 2,116,441
     shares, respectively                          212,011          211,644
Additional paid-in capital                       4,373,400        4,366,633
Retained earnings                                  711,537          445,477
                                               -----------      -----------
Total stockholders' equity                       5,296,948        5,023,754
                                               -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,369,962       $9,923,828
                                               ===========      ===========

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                     1996      1995      1996        1995
                                    ------    ------    ------      ------

Net sales                       $9,799,568 $8,306,854 $30,383,925 $25,898,313

Operating costs and expenses:
Cost of product and delivery     5,118,776  4,459,864  15,967,409  13,140,611
Selling, general and
     administrative              4,423,013  4,128,792  14,240,349  12,556,243
                                ---------- ---------- ----------- -----------

Total operating costs and
     expenses                    9,541,789  8,588,656  30,207,758  25,696,854
                                ---------- ---------- ----------- -----------

Income (loss) from operations      257,779   (281,802)    176,167     201,459

Other income, net                   51,255     70,594     197,893     210,962
                                ---------- ---------- ----------- -----------
Income (loss) before income
     taxes                         309,034   (211,208)    374,060     412,421

Provision (credit) for income
     taxes                          89,000    (74,000)    108,000     144,000
                                ---------- ---------- ----------- -----------
Net income (loss)                 $220,034  $(137,208)   $266,060    $268,421
                                ========== ========== =========== ===========

Net earnings (loss) per common
     share                           $0.10     $(0.06)      $0.12       $0.12
                                ========== ========== =========== ===========

Weighted average number of
     common shares and common
     share equivalents
     outstanding                 2,218,654  2,206,249   2,220,148   2,198,209


See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                           1996        1995
                                                         --------    --------
OPERATING ACTIVITIES
Net income                                               $266,060    $268,421
Adjustments to reconcile net income to net
     cash provided by (used in) in operations:
          Provision (credit) for losses on
               accounts receivable                         20,000      (6,120)
          Provision (credit) for losses in
               inventory values                           (57,774)    220,160
          Depreciation and amortization                   383,322     335,747
          Current and deferred income taxes               (66,282)    140,925
          Changes in operating assets and
               liabilities:
          Accounts receivable                             (93,820)    137,052
          Deferred advertising costs                   (1,392,266) (1,285,103)
          Inventories                                     734,297  (1,268,739)
          Prepaid expenses and other                       22,823       8,602
          Accounts payable                                262,113    (847,824)
          Accrued employee compensation                  (219,533)   (113,301)
          Customer liabilities                            267,901   1,668,120
                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       126,841    (742,060)

INVESTING ACTIVITIES
     Purchases of property and equipment                 (262,133)   (394,379)
     Other investing activities	                          (35,147)     24,097
                                                       ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                    (297,280)   (370,282)

FINANCING ACTIVITIES
     Principal payments of lease obligations              (71,259)    (55,431)
     Issuance of common stock                               7,134       2,310
                                                       ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES                     (64,125)    (53,121)
                                                       ----------  ----------
DECREASE IN CASH AND CASH EQUIVALENTS                    (234,564) (1,165,463)

Cash and cash equivalents at beginning of period        3,324,838   3,338,015
                                                       ----------  ----------
Cash and cash equivalents at end of period             $3,090,274  $2,172,552
                                                       ==========  ==========

See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.	Accounting Policies

The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

The lease of the Company's current facility at 1351 South Sunset Street, Longmont, Colorado expires on August 31, 1997.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's sales increased 17% for the nine month period ended September 30, 1996 as compared to the same period in 1995 and increased 18% for the third quarter of 1996 as compared to the same period in 1995. These increases in sales resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and a higher number of products offered.

The Company's operations are subject to seasonal influences. Historically, the Company has realized more of its net sales and net earnings in the final fiscal quarter, which includes the Christmas season, than in any other fiscal quarter. The net earnings of any interim quarter are usually seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

During the third quarter of 1995, the Company implemented new operations software and systems to perform order fulfillment, inventory control and related functions. Significant difficulties were experienced with the implementation and customer shipments and related sales recognition were significantly delayed resulting in a backlog of unshipped customer orders at quarter end of approximately $1,912,000 in 1995, compared to approximately $992,000 in 1996.

Cost of product and delivery for the nine month period ended September 30th increased as a percentage of sales from 51% in 1995 to 53% in 1996 and decreased from 54% in the third quarter of 1995 to 52% for the same period of 1996. The increase for the nine month period occurred primarily because of increased sales of gift and general merchandise products which have lower margins. The decrease in third quarter costs primarily related to unusual direct and indirect costs incurred in 1995, including increased reserves to cover refunds and replacements to occur in future periods, which could be related to implementation of the operational software system.

Selling, general and administrative costs as a percentage of sales decreased from 48% in the first nine months of 1995 to 47% for the same period in 1996 and from 50% for the third quarter of 1995 to 45% for the same period in 1996. Both the slight decrease for the nine month period and larger decrease for the quarter primarily related to the failure to achieve full sales potential during the third quarter of 1995, caused by the Company's implementation of the operational software systems in that quarter.

The Company had income from operations of $176,000 and $201,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and income from operations of $258,000 in the third quarter of 1996 as compared to a loss from operations of $282,000 for the same period of 1995. Other income was $198,000 for the nine month period ended September 30, 1996 as compared to $211,000 for the same period in 1995. Other income for the third quarter of 1996 was $51,000 as compared to $71,000 for the same period in 1995. The primary component of other income is supplier payment discounts.

The provision for income taxes was $108,000 and $144,000 for the nine month periods ended September 30, 1996 and 1995, respectively. The Company had a provision for income taxes of $89,000 for the fiscal quarter ended September 30, 1996 and a credit for income taxes of $74,000 for the same quarter period in 1995. The provision for income taxes for 1996 reflects the 29% income tax rate that management anticipates for the year.

The Company had net income of $266,000 or $0.12 per share for the first nine months of 1996 as compared to $268,000 or $0.12 per share for the same period in 1995. The Company had net income of $220,000 or $0.10 per share for the third quarter of 1996 as compared to a net loss of $137,000 or $0.06 per share for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 1996, cash and cash equivalents decreased by $235,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The increased number of catalogs and other advertising media distributed and the distribution of many of these catalog and other media near the end of the third quarter were the primary reasons for the increase of deferred advertising costs of $1,392,000. The decrease in inventories of $734,000 primarily related to the timing of inventory receipt for
the holiday season of 1996.   During the first nine months of  1996, the
Company also purchased $262,000 of property and equipment primarily related to production of the increased sales.

The Company had $3,090,000 of unencumbered cash and cash equivalents at September 30, 1996. Management believes that results of operations, continued operational planning review plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year. The Company anticipates using outside sources to finance its planned land acquisition and future building space expansion.

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



PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits:

     Documents filed as part of this report:

     Exhibit 27:  Financial Data Schedule (Edgar filing only.)

     Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K for the fiscal quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONCEPTS DIRECT, INC.
(registrant)



Date: November 11, 1996       By:  Phillip A. Wiland
                                   Chief Executive Officer


Date: November 11, 1996       By:  H. Franklin Marcus, Jr.
                                   Chief Financial and Accounting Officer