Form 10-K
period 1996-12-31
CONCEPTS DIRECT INC
filed 1997-03-14
CIK 891035

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                    OR

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from 		 to

Commission file number 0-20680

                 	CONCEPTS DIRECT, INC.
	(Exact name of registrant as specified in its charter)

		    Delaware				 52-1781893
	(State or other jurisdiction of			(IRS Employer
	incorporation or organization)			Identification No.)

	1351 South Sunset Street, Longmont, Colorado		  80501
	 (Address of Principal Executive Offices)		(ZIP Code)

      Registrant's telephone number, including area code:  (303) 772-9171

	Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class	Name of each exchange on which registered

	    None				N/A


	Securities registered pursuant to Section 12 (g) of the Act:

	                 Common Stock, $.10 Par Value
	                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 1997 was approximately $8,575,000. This figure was calculated as follows: The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on February 18, 1997. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's common stock as of February 18, 1997 was 2,125,441.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders scheduled for April 19, 1997 are incorporated by reference into
Part III.


PART 1

ITEM 1.  BUSINESS

GENERAL

Concepts Direct, Inc. (the "Company" or "Concepts Direct") is a direct marketing company, headquartered in Longmont, Colorado. From 1988 to 1992, Company operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. The Company was organized as a Delaware corporation in May 1992 and began operations under its name on September 30, 1992, as a result of a spin-off from Wiland in connection with Wiland's merger with Neodata Corporation. As part of the spin-off, assets and liabilities of the Consumer Products division of Wiland were transferred to the Company and common stock of the Company was issued to shareholders of Wiland.

Two primary strengths of the Company are its proprietary database (consisting of approximately 5.6 million customers, catalog requesters and gift recipients) and its direct marketing expertise. The Company currently has three direct marketing vehicles, the "Colorful Images," "Linda Anderson" and "Colorful Images Presents Impressions" catalogs. The Company also uses other direct marketing media, such as newspaper inserts and direct mail inserts, to prospect for customers. Through these media, the Company currently sells personalized paper products and a diverse line of merchandise, including gift items, home decorative items and apparel. The Company's long-term strategy is to utilize its direct marketing expertise and its database to produce multiple independent revenue streams.

STRATEGIC FOCUS

The strategic focus of Concepts Direct is reflected in the Company name.
The first basic strategy is a focus on direct marketing, which is the Company's fundamental expertise. For more than 20 years before the spin-off of the Company, the Company's predecessor, Wiland, whose management included a number of the Company's senior executives, provided database management, list processing and marketing research services to mail order companies, publishers, financial institutions and other direct marketers. Collectively, the Company's key employees have substantial experience in direct marketing, database development and management and the disciplines crucial to the direct marketing process. The Company strives to capitalize on its direct marketing expertise and avoid pursuing lines of business that do not incorporate these disciplines.

The second basic strategy involves the development of multiple revenue streams. Serving a diverse direct marketing clientele at Wiland helped the Company's management develop a strong understanding of how to effectively employ direct marketing techniques for a wide variety of businesses. A key strategy at Concepts Direct is to build on this understanding and gradually implement multiple business concepts, with each concept producing an independent revenue stream. To date, this strategy has been carried out through the development of the "Colorful Images" concept and the continued testing of the "Linda Anderson" and "Impressions" concepts.

CUSTOMER DATABASE

The Company's proprietary database contained at the end of 1996 approximately 5.6 million customers, catalog requesters and gift recipients, approximately 1.6 million of whom placed orders with the Company during the last fiscal year. The Company's database has grown substantially during the past three years, increasing from 3.3 million at the end of 1994 to 5.6 million at the end of 1996. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

The Company selects from its database the individuals it believes are most likely to respond to a particular merchandise offer, thus maximizing sales while managing cost as a percent of sales. The Company believes that its ability to analyze its database and its ability to select recipients for a particular direct marketing campaign are significant factors in its growth. The Company utilizes various indicators, including frequency and size of order, date of last order, and types of products purchased to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its customer database in a real time environment.

MARKETING AND PRODUCT LINES

The Company not only markets to its customer database but also exchanges lists with and rents lists from other direct marketers in order to gain new customers. Prospects receive a catalog or other direct marketing offer tailored to what the Company believes to be their historic merchandise tastes and preferences based on historical results. The Company currently markets its products primarily under three trade names:

1.	Colorful Images

Colorful Images is the trade name under which the Company markets its line of personalized labels, notepads, various personalized products and general merchandise such as T-shirts and collectibles. Under this trade name, the Company creates its own designs, purchases styles and designs from outside sources and licenses certain images on a royalty basis.

The Company's line of personalized self-adhesive labels, which is the Company's largest product line, is one of the largest assortments of such products available from any company. There are label choices appropriate to popular interests as well as most regions of the country, many hobbies, professions and lifestyles. The Company now offers over 800 different styles of labels.

The primary marketing vehicle used to sell Colorful Images products is a digest-sized catalog (measuring approximately 5" x 7 1/2"). Price points in the Colorful Images catalog typically range from $6.95 to $49.95, excluding shipping and handling. The catalog, which is bright and colorful, features photographs of labels and other products. Since mid-1996, the Colorful Images catalog has been produced in two versions, one for customers and one for prospects. The customer version is developed specifically for the Colorful Images customer base while the prospect version is developed for the prospect list mix typically used by Colorful Images. Merchandise offered in each version is selected specifically for that audience. The Company believes that creating separate catalogs for customers and prospects has improved performance of the Colorful Images catalog in both markets. The prospect version of the catalog contains almost exclusively proven merchandise while the customer version contains both proven merchandise and new merchandise that the Company believes will prove popular with customers. Going forward, the Company will attempt to further improve results from both groups by continuing to present them with merchandise tailored to their historic tastes and preferences, and by continuing to refine list and other media.

The Company mailed the Colorful Images catalog to customers five times in 1994, six times in 1995 and seven times in 1996. The Colorful Images catalog is currently scheduled to be mailed to customers nine times in 1997. There will also be smaller mailings to niche segments of the customer database. The Company has experienced a steady increase in the performance of the catalog to the best performing two million customer names. Performance of the catalog has increased by approximately 47% over the past three years. Management believes this performance increase occurred, despite increased contact frequency, because of page count expansion and improvement in merchandise mix and creative presentation.

This past success has led the company to explore additional methods of contacting customers more frequently. Among the ideas that are currently in various phases of testing and development are preferred customer clubs, seasonal catalog editions and special offers.

The Company also employs a variety of alternate media to generate sales for its Colorful Images products. The primary alternate media utilized include advertisements in newspaper free standing inserts, direct mail co-ops and endorsed offers. These programs are a valuable means of acquiring new customers. In the first half of 1996, the Company renewed testing efforts with these media, with somewhat inconsistent results. In 1997, the Company expects to test the most promising alternate media more extensively than in 1996. This will involve both increased circulation and increased attention to development of special offers geared for these media. The Company plans to gradually increase its circulation in these media if results warrant.

2.	Linda Anderson

Linda Anderson is the trade name under which the Company markets mid-priced gifts, home decorative merchandise and casual apparel. This merchandise is offered through the Linda Anderson catalog, which the Company presents in a style similar to the Colorful Images catalogs. Price points in the Linda Anderson catalog typically range from $10.95 to $149.95, excluding shipping and handling.

Prior to the Fall of 1996, the Company had mailed three test editions of the Linda Anderson catalog, with steadily improving results. The Linda Anderson catalog which was mailed in the Fall of 1996 produced a positive contribution to profits. This result, which exceeded Company expectations, occurred despite the fact that over half the Linda Anderson mail volume in Fall 1996 was sent to prospects from lists being used for Linda Anderson for the first time.

The best performing list for the Fall 1996 Linda Anderson catalog was previous buyers of Linda Anderson merchandise. Certain segments of the Colorful Images customer database also performed well for Linda Anderson. This demonstrates the Company's basic strategy of building successful new product lines in part by capitalizing on the customer database already established. As Colorful Images continues to grow, the new customers it generates should benefit Linda Anderson.

Several rented and exchanged prospect lists also performed well in the Fall 1996 Linda Anderson mailing, suggesting that the merchandise mix and creative presentation will allow the Company to expand circulation of the Linda Anderson catalog.

The Company plans to produce and mail the Linda Anderson catalog four times in 1997.

3.	Colorful Images Presents Impressions

The Colorful Images Presents Impressions catalog was introduced in the second quarter of 1996. Under this trade name, the Company markets various personalized products such as throws, note pads, coffee mugs, stationery and mouse pads. While some product lines are similar to those sold in the Colorful Images and Linda Anderson catalogs, there is very little specific product overlap. The Company sells these personalized products exclusively through its digest-sized Impressions catalog. The latest version contained only 24 pages, but the Company expects page count to increase. Prices charged for these products range from $5.95 to approximately $60.00, excluding shipping and handling. The Company plans two editions of Impressions in 1997. The catalog is currently distributed only to customers who have previously purchased products from this catalog, to selected Colorful Images and Linda Anderson customers and to a few prospect lists.

The Company uses its catalog titles, as well as the alternate media mentioned above, to solicit existing customers and prospect for new customers. Product and media performance are analyzed based on profitability. Product continuation and media utilization are determined based on these analyses. The Company seeks to improve financial results by presenting customers and prospects merchandise tailored to their historic tastes and preferences, by increasing circulation, and by expanding the selection of merchandise offered.

The Company has numerous ideas for new product lines and direct marketing concepts. All of them involve direct marketing. Most employ the basic strategy of leveraging the Company's existing customer database by offering products and product lines which current customers should find appealing. With these strategies in mind, the Company is currently working on several new concepts that it believes have promise. The Company hopes to begin implementing these concepts during 1997, but specific timing will depend on when the Company believes a new concept is ready for launch from a marketing, merchandise and operations standpoint.

LICENSING AND SERVICE MARKS

The Company has federally registered service marks for each of its catalog titles. The Company anticipates that it will seek registered service marks for other business concepts and catalog titles that it develops in the future.

The Company has developed certain artwork used in its labels and other products. In addition, the Company has purchased or licensed rights to certain artwork from third parties, generally for a period of at least five years. Certain rights are also licensed on a royalty basis, including PEANUTS (Registered Trademark), Boyds Collection Ltd. (Registered Trademark), Cast Art Industries, Inc. (Registered Trademark) and others. Management anticipates the licenses and royalty arrangements may be renewed or replaced, as appropriate, with minimal disruption to ongoing operations.

SUPPLIERS AND INVENTORY

The Company purchases its product inventory from numerous domestic manufacturers and several importers and foreign manufacturers. Domestic sources supply essentially all of the Company's gift and apparel merchandise. Purchase arrangements with suppliers are generally for a specified product, price and quantity of product. The base paper stock for personalized labels is produced by a limited number of vendors. Management believes alternative label stock sources are available, if needed. The remainder of the product line and material used in the production of the Company's catalogs are available from many different sources.

Except for a few specialized items which are drop shipped directly from suppliers, the Company maintains an inventory of all products it sells. Based on analysis of past successful advertising efforts, evaluation of probable customer buying patterns and projections of sales levels for new products, the Company has been able to plan its inventory needs without the necessity of committing large amounts of working capital to inventory for substantial periods of time. Historically, the Company has monitored and found satisfactory the backorder levels produced by its inventory approach. If the Company attempts to decrease future backorders below historic levels, the Company's investment in gift and apparel merchandise inventory as a percentage of sales will need to be increased above historic levels, particularly in the holiday season. The Company's gift and apparel inventory liquidation processes include product exchange agreements with vendors and the sale of outdated products through its small retail outlets.

The Company spends significant amounts on paper used in the production of its catalogs and paper products. The price of paper is dependent upon supply and demand in the marketplace. In the first half of fiscal 1996, the supply of paper was low, increasing the cost of paper and accordingly, the Company's cost of doing business. Paper costs declined during the latter part of 1996. While the Company cannot predict future paper cost increases, such increases would have an impact on the Company's future earnings.

ORDER FULFILLMENT

Orders for the Company's merchandise are received by mail, telephone and FAX. All orders are received and processed at the Company's headquarters in Longmont, Colorado. The Company's ability to timely fulfill orders, especially during the busy pre-Christmas season, is important to the Company's success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the Company's in-house telephone call center.

The Company's order backlog was approximately $468,000 as of December 31, 1995, and $422,000 as of December 31, 1996. Orders represented by this backlog are normally shipped within approximately seven days. The level of order backlog fluctuates with seasonal sales patterns as discussed above. Difficulty in implementing new operations software and systems to perform order fulfillment, inventory control and related functions resulted in higher levels of backlog than might otherwise have been experienced during the last half of 1995. No such events occurred in 1996.

The Company generally receives payment in advance from customers for sales and shipping and handling. The Company's orders are shipped via United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

CUSTOMER SERVICE

The Company places great emphasis on customer service and has implemented a return policy which attempts to guarantee customer satisfaction. The retail value of refunds and merchandise replacements issued under the returns policy in 1996 was approximately 5.8% of net sales. Returned merchandise is generally restocked if undamaged and unused. Otherwise it is returned to the manufacturer if defective or held for disposal in inventory liquidation processes described above under "Suppliers and Inventory". Product and order problem inquiries are directed to trained customer service personnel who are generally able to resolve most customer issues.

SEASONALITY

The Company's business is seasonal. Historically, a substantial portion of the Company's revenues and net income have been realized during its third and fourth fiscal quarters. The Company believes this is the general pattern associated with the mail order and retail industries. Accordingly, the Company increases inventory of both its paper products and its gift and apparel merchandise during the Christmas holiday season to accommodate anticipated increases in sales. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

Direct marketing is highly competitive. Although it is difficult to estimate the exact number of companies with which the Company competes, thousands of companies offer products via catalog, direct mail, newspaper inserts and other media.

Management believes that, although there are many companies that offer return address labels, note pads and note cards, there are only a few companies that offer the variety of labels offered by the Company, which provides the Company a competitive advantage. The Company's other merchandise product lines face greater competition in the marketplace than the Company's paper products. A substantial number of competitors distribute catalogs that contain some of the merchandise contained in the Company's catalogs. In addition, much of the merchandise sold in the Company's catalogs is available in retail stores.

Although management believes that the Company can compete effectively, there are some negative factors associated with the position of the Company in the industry. First, because the Company is a relatively new business, its name recognition is not as strong as some other catalog companies (although this is becoming less of an issue as the Company increases its catalog distribution). Second, the Company's order fulfillment operations are not as efficient as some of its competitors', although the Company believes this weakness has lessened significantly since the successful new software installation in 1995. The Company also believes that planned refinements and enhancements to its computerized fulfillment system, as well as its planned 1997 expansion into new, larger facilities, will have a positive impact on operations. Third, the Company's experience in the marketplace is limited due to the fact that the Company is relatively new to the business and therefore, the Company may not have as many resources or as extensive a customer database as some of its competitors.

EMPLOYEES

As of December 31, 1996, the Company had approximately 479 employees, 265 of whom were part-time. Of the 214 full-time employees, 14 were in information technology, 11 were in creative and marketing functions, 170 were in fulfillment operations and 19 were in other administrative functions. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

GOVERNMENT REGULATIONS

The Company must comply with Federal, state and local laws that affect its business. In particular, the Company is subject to Federal Trade Commission regulations governing the Company's advertising and trade practices. While the Company believes it is currently in compliance with such regulations, in the event of noncompliance, the Company may be subject to injunctive proceedings, cease and desist orders, civil fines and other penalties.

The Company has historically collected and remitted sales and similar taxes only in those states in which it operates a location. In recent years a number of states have asserted that advertising by a corporation within their borders provides sufficient nexus to require the collection and remittance of such taxes. In a decision rendered on May 26, 1992, the United States Supreme Court held that application of North Dakota's use tax statute against an out-of-state mail order house with neither sales representatives nor outlets in the state placed an unconstitutional burden on interstate commerce. However, the Court also noted that Congress may be better equipped to resolve the issue presented by the case. If Congress should pass applicable legislation, it could have an impact on the future operations of the Company. The actual impact would depend on the specifics of any such legislation.

A similar issue has arisen in some states that require residents of the state who purchase products by mail order to remit to the state the state sales tax that would be collected by the merchant if the product was sold from a location within the state. To date, this type of legislation has not had a material impact on the Company's business.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company's identifiable assets are attributable entirely to the Company's domestic operations. The Company has no foreign operations, but does advertise in Canada. Export sales to Canada accounted for approximately $975,000, $1,037,000 and $948,000 of the Company's sales in 1994, 1995 and
1996, respectively.  Export sales excluding Canada are insignificant.


ITEM  2.  	PROPERTIES

REAL PROPERTY

The Company's corporate headquarters and administrative offices are located in Longmont, Colorado. While the Company believes that the facilities it occupies are well maintained and in good operating condition, the Company needs additional space to expand its operations. Therefore, the Company purchased approximately 139 acres of undeveloped land near the Company's offices in January 1997. The Company is building on this land a new facility approximately twice the size of its current headquarters and plans to house all of its production and administrative functions in this facility by September 1997. The Company believes this deadline will be met. If it is not met, the Company will need to lease temporary space in order to accommodate anticipated 4th quarter volume. Some of the remaining land will be held for expansion, and the Company will attempt to sell most of the balance of the acreage to other parties.


The following table sets forth the primary real property which the Company leases.


Location	    Function	     Lease Term       1997 Rent	  Square Feet


Longmont, CO        Headquarters     5/1/92-8/31/97    $306,000       58,064

Longmont, CO        Retail Outlet    8/15/95-8/30/97    $15,600        1,700

Cheyenne, WY        Retail Outlet    10/1/95-10/1/97     $9,200        1,100


FULFILLMENT HARDWARE AND SOFTWARE

All of the Company's order fulfillment hardware is located at its headquarters facility. The primary computer hardware is manufactured by Xerox Corporation and Data General Corporation. Management believes that the Company's present hardware is being operated at approximately 80% of its capacity. The Company anticipates the change and probable addition of computer hardware capacity will occur prior to the time it moves to its new facility and that this will accommodate near-term projected sales volume increases.

Historically, the Company has used various licensed computer software packages to perform order fulfillment, inventory control and related functions. Over a period of several years, the Company developed replacement software using DG/UX and Oracle as the primary platforms to more efficiently handle sales. During the third quarter of 1995, the Company implemented the new operations software and systems to perform order fulfillment, inventory control and related functions. Initially, certain difficulties were experienced with the implementation which delayed customer shipments and related sales recognition in 1995. The Company believes that those software problems have been substantially corrected and that further improvements to the software will continue.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any litigation which management believes is material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerning the executive officers of the Company is included in this report pursuant to General Instruction G (3) of Form 10-K. No person other than those identified below has been chosen to become an executive officer of the Company. The executive officers serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company.

Phillip A. Wiland, 50, is Chief Executive Officer and Chairman of the Board of Directors since December 18, 1992. Mr. Wiland was President of the Company since the Spin-Off from Wiland Services, Inc. on September 30, 1992. Mr. Wiland was President and Chief Executive Officer of Wiland Services, Inc. from 1971 to September 30, 1992.

J. Michael Wolfe, 38, is President and Chief Operating Officer of the Company since December 18, 1992. Mr. Wolfe was Vice President of the Company since the Spin-Off from Wiland Services, Inc. on September 30, 1992. Mr. Wolfe was Vice President, Consumer Products of Wiland Services, Inc. and served in that position since 1989. Mr. Wolfe served as Vice President, Product Marketing with Wiland Services, Inc. from 1987 to 1989.

H. Franklin Marcus, Jr., 51, is Secretary-Treasurer and Chief Financial Officer of the Company and has served in that position since the Spin-Off from Wiland Services, Inc. on September 30, 1992. Mr. Marcus served as Secretary-Treasurer of Wiland Services, Inc. from 1978 and as Chief Financial Officer since 1989.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET AND PRICE INFORMATION

The Company's common stock, par value $.10 (the "Common Stock"), is currently traded on the Nasdaq SmallCap Market under the symbol CDIR. The quarterly high and low bid quotations, as reported by the National Association of Securities Dealers, Inc. for each full quarterly period available for reporting by the Company for 1995 and 1996 are set forth below.

	Quarter and Year        		High		Low

	Calendar 1995
		1st Quarter			8		5
		2nd Quarter			8		7
		3rd Quarter			9 3/4		8
		4th Quarter			13 1/4		9 3/4

	Calendar 1996
		1st Quarter 			20 1/2		12 3/4
		2nd Quarter			20 1/2		18
		3rd Quarter			19 		16
		4th Quarter			18 1/2		17


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported. These prices do not reflect a two-for-one stock split to be paid on March 31, 1997 to shareholders of record on March 14, 1997.


NUMBER OF SHAREHOLDERS

As of February 18, 1997, there were approximately 550 registered and beneficial record holders of the Common Stock, according to the Company's Stock transfer agent and registrar.

DIVIDENDS

Except for the distribution of proceeds from the disposal of the Company's Direct Marketing Services division in 1992, the Company has never paid cash dividends on the Common Stock. It intends to retain earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors, which will periodically review the Company's dividend policy, considering the Company's earnings, capital requirements, and financial condition, among other factors.


ITEM 6.  SELECTED FINANCIAL DATA
				                      December 31,
                                        1996     1995    1994    1993    1992
                                  (amounts in thousands except per share data)

INCOME STATEMENT DATA

Net sales 		          $51,126  $42,147  $20,724  $15,936  $22,631

Operating income (loss) from
   continuing operations            2,562      638    1,403   (2,543)  (5,629)

Income (loss) from continuing
   operations before income taxes   2,808      937    1,490   (2,509)  (5,578)

Income (loss) from continuing
   operations		            1,937      843    1,490   (2,252)  (3,570)

Income from discontinued
   operations                           0        0        0        0   23,598

Net income (loss)		    1,937      843    1,490   (2,252)  20,028

Earnings (loss) per share from
   continuing operations 	  $  0.87  $  0.38  $  0.69  $ (1.13) $ (1.98)

Earnings per share from
   discontinued	operations	  $     0  $     0  $     0  $     0  $ 13.09

Net earnings (loss) per share     $  0.87  $  0.38  $  0.69  $ (1.13) $ 11.11

Weighted average common shares
   and common share equivalents
   outstanding                      2,221    2,202    2,162    2,000    1,802

BALANCE SHEET DATA
Current assets		          $13,443  $ 8,722  $ 7,174  $ 4,174  $ 7,174

Current liabilities		    7,518    4,833    3,963    2,212    3,624

Net assets of discontinued
   operations                           0        0        0        0        0

Total assets                       14,487    9,924    8,294    5,047    8,436 "

Long-term liabilies                     0       67 	160 	 155 	  207

Stockholders' equity		    6,969    5,024    4,172    2,681    4,064 "


Earnings per share data and weighted average common shares and common share equivalents outstanding have been restated to reflect the 1992 one-share-for-four-shares reverse stock split and the 1994 two-shares-for-one-share stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales increased 21% in 1996 from 1995 and increased 103% in 1995 from 1994. The increases in sales resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the
catalogs and a greater number of products offered.   Increased sales can
also be attributed to improved response rates and an increase in the number
of products offered in these catalogs.   Based on the constraints of desired
customer response rates and the need to market new products with acceptable profit margins, the Company intends to continue to add new products to its product line. Company sales have certain seasonal fluctuations that primarily relate to the purchasing patterns of individual consumers and increased levels of advertising. These patterns tend to concentrate sales in the latter half of the year, particularly before Christmas. In 1996, approximately 41% of sales occurred in the last three months of the year. The net earnings of any interim quarter are usually seasonally disproportionately lower as a percent of net sales since administrative and certain operating expenses remain relatively constant during the year. During the last three years, prices for the Company's products have not increased significantly.

Cost of product and delivery as a percentage of sales was 52% in 1996, as compared to 53% in 1995 and 55% in 1994. The decreases in 1996 and 1995 occurred primarily because of improved efficiencies of operations, increased sales of paper products which have higher margins and higher sales over which to spread fixed costs. The decrease would have been larger in 1995 had it not been for difficulties related to the implementation of new software and systems to perform order fulfillment, inventory control and related functions. Product margins have decreased because personal and home accessories product costs are generally in excess of 30% of sales price as compared to the Company's paper product costs which are generally less than 15% of sale price.

Selling, general and administrative costs as a percentage of sales were 43% in 1996, 46% in 1995 and 38% in 1994. The decrease in 1996 primarily resulted from improved response to Company advertising, lower paper costs, in the holiday 1996 mailing season, and increased sales over which to spread relatively stable fixed costs. The increase in 1995 primarily resulted from the distribution of a greater number of catalogs and other advertising materials to prospects than occurred in 1994. Increased paper and postage costs related to catalog preparation and distribution also contributed to the increase in 1995.

The Company had income before income taxes of $2,808,000, $937,000 and $1,490,000 in 1996, 1995 and 1994, respectively. Other income, primarily interest income and vendor payment discounts, was $246,000 for 1996, $298,000 for 1995 and $87,000 for 1994.

Income tax expense was $871,000 in 1996 and $94,000 in 1995. Income tax expense in 1996 was lower than the statutory rate, approximately 31%, because of the availability of research and development credits. Income tax expense in 1995 was lower than the statutory rate, approximately 10%, due to the availability for book purposes of valuation allowances for deferred tax assets, all of which were utilized in 1995. If the Company continues to be profitable in 1997, management anticipates the income tax rate will be approximately 35%.

The Company's net income for 1996, 1995 and 1994 was $1,937,000, $843,000
and $1,490,000, respectively.   Income per share was $.87  for 1996, $.38
for 1995 and $.69 for 1994.

On February 25, 1997, the Board of Directors authorized the issuance of a 2 for 1 stock split to be effected in the form of a 100% stock dividend payable March 31, 1997 for stockholders of record on March 14, 1997. Historical per share data has not been adjusted to reflect the effect of this stock split.

In 1994 the Board of Directors authorized the issuance of a 2 for 1 stock split to be effected in the form of a 100% stock dividend payable December 15, 1994 for stockholders of record on November 14, 1994. Historical per share data has been adjusted to reflect the effect of this stock split.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3,100,000 in 1996, decreased by $13,000 in 1995 and increased by $1,933,000 in 1994. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The increase in deferred advertising costs of $1,612,000 in 1996 primarily related to incurring costs for significant portions of January, 1997 catalogs in 1996 and increased catalog circulation in January 1997 as compared to the same period in 1996 . The increase in deferred advertising costs of $58,000 in 1995 primarily related to the distribution of January 1996 catalogs in early January as compared to distribution of similar catalogs in late December of the prior year. If the timing of the catalog distribution had been the same as in 1995, management believes deferred advertising costs and accounts payable would have increased by approximately $1,000,000. Increased advertising of products over 1993 levels was the primary reason for increases of deferred advertising costs of $1,163,000 in 1994 and increased accounts payable in 1994 of $1,312,000. The increases of inventories of $1,640,000 and $386,000 in 1995 and 1994, respectively, primarily related to increased sales. The increase in accounts payable of $2,216,000 in 1996 primarily relates to the incurring of significant advertising costs for January 1997 mailings near the end of 1996 and timing of payments for inventory. The large increase in sales in the fourth quarter of 1995 was the primary reason for the $480,000 increase in customer liabilities (primarily unshipped customer orders and a reserve for future customer warranty costs and product returns). Net income of $1,937,000, $843,000 and $1,490,000 in 1996, 1995 and 1994, respectively, contributed significantly to increased cash in these years.

Significant items of investment of cash during the periods were purchases of property and equipment of $377,000, $550,000 and $502,000 for 1996, 1995 and
1994, respectively. These purchases primarily related to computer equipment, fulfillment equipment and furnishings acquisitions to accommodate the sales growth and expansion of the Company's computer systems.

The Company had $6,425,000 of cash and cash equivalents at December 31, 1996. Management believes that results of operations, continued operational planning review procedures, plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year. In early 1997, the Company used current cash balances to purchase approximately 139 acres of undeveloped land for approximately $1,375,000. During 1997, the Company anticipates using current cash balances and outside sources to finance the construction of a new facility on this property. The Company will attempt to sell most of the remaining acreage to other parties.

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 1997 and beyond, are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

- changes in postal rates or the cost of paper;

- changes in the general economic conditions of the United States leading to increased competitive activity; and changes in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs;

- changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers;

- competitive factors including name recognition and the Company's relative newness to the mail-order catalog business;

- the Company's ability to complete construction of and transfer to the Company's new headquarters before the Fall of 1997 thereby avoiding any material decrease in the Company's efficiency at a time of the year when it historically has received a significant portion of its orders and related annual revenues;

- lack of availability/access to capital or sources of supply for appropriate inventory;

- state tax issues relating to the taxation of out of state mail-order companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;

- lack of effective performance of customer service and the Company's order fulfillment system; and

- changes in strategy and timing relating to the testing and rollout of new catalogs.


ITEM 8.	   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Concepts Direct, Inc. are set forth below:

Report of Independent Auditors on the financial statements and schedules of Concepts Direct, Inc. for the years ended December 31, as set forth below.

Balance Sheets as of December 31, 1996 and December 31, 1995

Income Statements for the years ended December 31, 1996, December 31,
	1995 and December 31, 1994

Statements of Stockholders' Equity for the years ended December 31, 1996,
	December 31, 1995 and December 31, 1994

Statements of Cash Flows for the years ended December 31, 1996, December 31,
	1995 and December 31, 1994

Notes to Financial Statements - December 31, 1996

The financial statement schedules of Concepts Direct, Inc. are set forth below:

	Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying balance sheets of Concepts Direct, Inc. as of December 31, 1996 and 1995, and the related income statements, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

	/S/	ERNST & YOUNG LLP

Denver, Colorado
January 31, 1997
except for Note 7 as to which the date is February 25, 1997



CONCEPTS DIRECT, INC.
BALANCE SHEETS
                                                            December 31,
                                                         1996          1995
ASSETS
Current assets
   Cash and cash equivalents                      $ 6,425,137    $3,324,838
   Accounts receivable, less allowances               165,833       108,102
   Deferred advertising costs                       3,818,827     2,207,244
   Inventories, less allowances                     2,783,999     2,798,878
   Prepaid expenses and other                         248,920       283,254
                                                  -----------    ----------
      Total current assets                         13,442,716     8,722,316

Property and equipment, net                           792,199       994,744

Other assets                                          252,068       206,768
                                                  -----------    ----------
                                                  $14,486,983    $9,923,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                               $ 5,323,278    $3,107,174
   Current maturities of lease obligations             59,457        87,275
   Accrued employee compensation                      584,868       638,943
   Customer liabilities                               762,491       908,264
   Current and deferred income taxes payable          787,643        90,925
                                                  -----------    ----------
       Total current liabilities                    7,517,737     4,832,581

Lease obligations                                           0        67,493

Commitments and contingencies

Stockholders' equity
    Common Stock, $.10 par value, authorized
       6,000,000 shares, issued and outstanding
       2,121,108 and 2,116,441 in 1996 and 1995,
       respectively                                   212,111       211,644
    Additional paid-in capital                      4,374,455     4,366,633
    Retained earnings                               2,382,680       445,477
                                                  -----------    ----------
      Total stockholders' equity                    6,969,246     5,023,754
                                                  -----------    ----------
                                                  $14,486,983    $9,923,828
                                                  ===========    ==========
See notes to financial statements.



CONCEPTS DIRECT, INC.
INCOME STATEMENTS
					         Year Ended December 31,
                                              1996         1995         1994

Net Sales 	                        $51,125,844  $42,146,997  $20,723,829

Operating costs and expenses
   Cost of product and delivery          26,833,956   22,286,173   11,406,063
   Selling, general and administrative   21,729,621   19,222,425    7,914,501
                                        -----------  -----------  -----------
Total operating costs and expenses       48,563,577   41,508,598   19,320,564
                                        -----------  -----------  -----------
Operating income  	                  2,562,267      638,399    1,403,265

Other income, net                           245,936      298,266       87,195
                                        -----------  -----------  -----------
Income before income taxes                2,808,203      936,665    1,490,460

Provision for income taxes                  871,000       94,000            0
                                        -----------  -----------  -----------
Net income                              $ 1,937,203  $   842,665  $ 1,490,460
                                        ===========  ===========  ===========

Earnings per share                      $      0.87  $      0.38  $      0.69
                                        ===========  ===========  ===========
Weighted average number of
   common shares and common
   share equivalents outstanding          2,220,832    2,202,166    2,161,548

See notes to financial statements.



CONCEPTS DIRECT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


		     Number of                                          Total
		     shares of            Additional     Retained      Stock-
		        Common    Common     Paid-In     Earnings    holders'
                         Stock     Stock     Capital     (Deficit)     Equity

Balance at December
   31,1993           1,055,387  $105,539  $4,463,295  $(1,887,648) $2,681,186
      Net income             0         0           0    1,490,460   1,490,460
      Stock split    1,055,387   105,538    (105,538)           0           0
                     ---------  ---------  ---------  -----------  ----------
Balance at December
   31, 1994          2,110,774  $211,077  $4,357,757  $  (397,188) $4,171,646
      Net income             0         0           0      842,665     842,665
      Exercise of
         stock options   5,667       567       8,876            0       9,443
                     ---------  --------  ----------  -----------  ----------
Balance at December
   31, 1995          2,116,441  $211,644  $4,366,633  $   445,477  $5,023,754
      Net income 	     0         0           0    1,937,203   1,937,203
      Exercise of
         stock options   4,667       467       7,822            0       8,289
                     ---------  --------  ----------  -----------  ----------
Balance at December
   31, 1996          2,121,108  $212,111  $4,374,455  $ 2,382,680  $6,969,246
                     =========  ========  ==========  ===========  ==========

See notes to financial statements.



CONCEPTS DIRECT, INC.
STATEMENTS OF CASH FLOWS
                                                 Year Ended December 31,
                                                 1996        1995        1994
OPERATING ACTIVITIES
   Net income                              $1,937,203  $  842,665  $1,490,460
   Adjustments to reconcile net income
         to net cash provided by
           operating activities:
      Provision for (recovery of) losses
         on accounts receivable                 23,000      (3,130)   (18,870)
      Provision for losses in inventory
         values                                 41,721      32,602    247,364
      Depreciation and amortization            520,698     507,689    376,537
      Increase in current and deferred
         income taxes                          696,718      90,925          0
      Loss on disposals of property and
         equipment                              59,013           0      1,779
      Changes in operating assets and
            liabilities:
         Accounts receivable                   (80,731)    119,339    174,152
         Deferred advertising costs         (1,611,583)    (57,560)(1,163,440)
         Inventories                           (26,842) (1,639,514)  (385,961)
         Prepaid expenses and other             34,334     (13,681)    80,368
         Accounts payable                    2,216,104      94,078  1,312,468
         Accrued employee compensation         (54,075)    191,755    230,699
         Customer liabilities                 (145,773)    480,173    182,274
                                           -----------  ----------  ---------
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                             3,609,787     645,341  2,527,830

INVESTING ACTIVITIES
   Purchases of property and equipment        (377,426)   (550,328)  (502,186)
   Sales of property, equipment and
      investments                                  260           0        900
   Other investing activities, net             (45,300)    (38,135)   (31,796)
                                           -----------  ----------  ---------
   NET CASH USED IN INVESTING ACTIVITIES      (422,466)   (588,463)  (533,082)

FINANCING ACTIVITIES
   Principal payment of lease obligations      (95,311)    (79,498)   (61,530)
   Sale of Common Stock and exercise
      of stock option                            8,289       9,443          0
                                            ----------  ----------  ---------
   NET CASH USED IN FINANCING ACTIVITIES       (87,022)    (70,055)   (61,530)
                                            ----------  ----------  ---------
   INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                            3,100,299     (13,177) 1,933,218

Cash and cash equivalents at beginning
   of year                                   3,324,838   3,338,015  1,404,797
                                            ----------  ---------- ----------
Cash and cash equivalents at
   December 31,                             $6,425,137  $3,324,838 $3,338,015
                                            ==========  ========== ==========

See notes to financial statements.


Concepts Direct, Inc.
Notes to Financial Statements
December 31, 1996

NOTE 1.  Significant Accounting Policies

Organization: Concepts Direct, Inc. markets various products directly to individual consumers, including a line of personalized labels, gift items, home decorative items and other merchandise under various catalog titles. The Company's corporate and operations facilities are located in Longmont, Colorado. The Company sells its products nationwide and in Canada.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition: Revenues from the sale of products are recognized when products are shipped to customers.

The Company's sales are attributable entirely to United States operations. Export sales to Canada were approximately 1.9%, 2.5% and 4.6% of total sales in 1996, 1995, 1994, respectively. Export sales, excluding Canada, were less than 2%.

Cash Equivalents: The Company considers all highly liquid investments, including marketable securities, with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities are carried at cost which approximates market value and consisted of the following at December 31:

	                                          1996        1995

U.S. Government Obligations	            $4,555,206  $  986,600
Commercial Certificates of Deposit             360,000     720,000
                                            ----------  ----------
Total Marketable Securities	            $4,915,206  $1,706,600


Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $18,373,000, $16,477,000 and $6,142,000 in 1996, 1995 and 1994, respectively.

Inventories: Inventories of products, net of valuation allowances of $400,000 and $692,000 at December 31, 1996 and 1995, respectively, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:   Such assets are stated on the basis of cost.
Purchased and leased computer software is depreciated using the straight-line method. All other property and equipment is depreciated using accelerated methods.

Warranties: The Company's sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for various periods. The Company accrues for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience.

Income Taxes:   Deferred income taxes are based on the liability method
as prescribed by Statement of Financial Accounting Standards No. 109 which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Earnings Per Common Share:   Earnings per common share computations are
based on the weighted average number of common shares and common share equivalents (stock options determined under the treasury stock method) outstanding during the period. Primary and fully diluted earnings per share are the same.

Dividend Policy: At the present time, the Company intends to retain earnings to provide funds for operations and expansion of the Company's business. Thus, it does not foresee paying cash dividends in the future.


NOTE 2.   Statements of Cash Flows

Following is supplemental information to the statements of cash flows:

                                                      Year Ended December 31,
	                                             1996      1995      1994

Non-cash investing and financing activities:
   Lease obligation incurred in connection with
       acquisition of data processing equipment  $      0  $      0  $ 92,619

Cash - flow data:
   Cash paid during the year for:
      Interest 	                                 $ 12,801  $ 19,197  $ 17,081
      Income taxes 	                         $174,282  $  3,075  $      0


NOTE 3.   Property and Equipment

Following is a summary of property and equipment at:
                                                                    Principal
								    Estimated
					            December 31,       Useful
					          1996        1995      Lives

Data processing equipment                   $1,071,792  $1,091,440  5-7 years
Purchased and leased computer software	       389,269     609,406    5 years
Furniture and equipment	                       761,350 	   743,008  1-5 years
Leasehold improvements			       368,233     368,233    5 years
Deposits on land and building                  182,676           0
                                            ----------  ----------
					     2,773,320   2,812,087
Less accumulated depreciation and
   amortization				    (1,981,121) (1,817,343)
                                            ----------  ----------
					    $  792,199 	$  994,744
                                            ==========  ==========

In January, 1997, the Company purchased approximately 139 acres of undeveloped land near the Company's offices for approximately
$1,400,000. The Company intends to use a portion of this land for a new facility, hold some of the land for expansion, and attempt to sell most of the remaining acreage to other parties.

The Company anticipates completing a new building, costing approximately $8,000,000, during the summer of 1997. The lease on the Company's current facility in Longmont, Colorado expires August 31, 1997. The Company also anticipates significant additions to furniture and equipment during 1997.


NOTE 4.    Lease Obligations

Future minimum lease payments for all non-cancelable leases are as follows at December 31, 1996:

					             Operating       Capital

1997           		                           $ 1,085,000      $ 61,871
1998						       687,000             0
1999						       671,000             0
2000						       471,000             0
2001						       234,000             0
Thereafter                                                   0             0
					           -----------      --------
Total future minimum lease payments		   $ 3,148,000        61,871
                                                   ===========
   Less imputed interest                                              (2,414)
                                                                    --------
   Present value of capital lease obligations                       $ 59,457
                                                                    ========

The Company leases various buildings and equipment used in operations under agreements which expire at various dates through December 2001, excluding various renewal options available, some of which are subject to annual adjustments for cost escalation. Total rental expense for all continuing operations operating leases amounted to $1,269,000, $1,072,000 and $834,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Capital leases with net unamortized values of $60,865 and $137,261 are classified with data processing equipment and purchased and leased computer software at December 31, 1996 and 1995, respectively.
Depreciation expense includes amortization of such assets.


NOTE 5.   Other Income, Net

Following is a summary of the Company's other income (deductions):

					              Year Ended December 31,
					             1996      1995      1994

Interest income				         $161,430  $144,718  $ 79,050
Interest expense				  (12,801)  (19,197)  (17,081)
Vendor payment discounts			  121,149   134,771    27,135
Other, net			                  (23,842)   37,974    (1,909)
                                                 --------  --------  --------

					         $245,936  $298,266  $ 87,195
                                                 ========  ========  ========

NOTE 6.  Income Taxes

The differences between federal statutory income tax rates and the
Company's effective tax rates are as follows:
						    Year Ended December 31,
						  1996       1995       1994

   Federal tax expense at statutory rate      $955,000   $318,000   $507,000
   Effect of permanent differences 	         3,000      3,000      3,000
   State income tax less federal tax
      benefits                                  17,000      7,000      6,000
   Utilization of net operating loss
      carryforwards 			             0          0   (516,000)
   Research and experimentation tax credits   (104,000)         0          0
   Valuation allowance for deferred tax assets       0   (234,000)         0
                                              --------   --------   --------
					      $871,000   $ 94,000   $      0
                                              ========   ========   ========

The income tax expense consists of the following:

			       Year Ended December 31,
		   1996	                 1995                  1994
           -------------------   -------------------   --------------------
            Current   Deferred    Current   Deferred    Current    Deferred

Federal    $141,000   $702,000   $ 54,000   $ 37,000   $      0   $      0
State 	      7,000     21,000      2,000      1,000          0          0
           --------   --------   --------   --------   --------   --------
           $148,000   $723,000   $ 56,000   $ 38,000   $      0   $      0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets consist of the following:

						        December 31,
					       1996 	    1995         1994
Deferred tax liabilities:
   Deferred advertising costs           $(1,337,000)  $ (773,000)  $ (752,000)

Deferred tax assets:
   Allowance for doubtful accounts           14,000        6,000        7,000
   Inventory differences 	       	    236,000      376,000      646,000
   Property and equipment                   160,000      142,000      156,000
   Other nondeductible accruals 	    166,000      211,000      120,000
   Net operating loss carryforwards 	          0            0       57,000
                                        -----------   ----------   ----------
   Total deferred tax assets                576,000      735,000      986,000
   Valuation allowance for deferred
      tax assets 		                  0            0     (234,000)
                                        -----------   ----------   ----------
Net deferred tax assets 	            576,000      735,000      752,000
                                        -----------   ----------   ----------
Net deferred tax liabilities           $  (761,000)  $  (38,000)  $        0
                                        ===========   ==========   ==========

At December 31, 1996, the Company has no tax carryforwards available.


NOTE 7.    Stockholders' Equity

On February 25, 1997, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, payable March 31, 1997 to shareholders of record on March 14, 1997. No historical restatement of stock option or per share data has been made to reflect the split.

On October 29, 1994, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, payable December 15, 1994 to shareholders of record on November 14, 1994. Accordingly, December 31, 1994 balances reflect the split with an increase in Common Stock and a reduction in additional paid-in capital of $105,538. Stock option and per share data have been retroactively adjusted to reflect the split.

During 1993, the Company issued and sold 292,000 shares of Common Stock to officers and directors at market value. 80,000 shares sold to an officer were financed in part by a $63,000 note receivable, collateralized by the Common Stock financed. The note receivable was due in annual installments through 1998 with interest, payable quarterly, at 5.5%. The outstanding loan balance was $50,400 as of December 31, 1995. The note receivable was paid in full during 1996.

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan, certain key employees were granted options to purchase shares of Common Stock of the Company at an option price equal to fair market value on the date of the grant. Options granted are exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 139,000 and 140,000 shares of Common Stock reserved for issuance under the plan as of December 31, 1996 and 1995, respectively.

Under the terms of the Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of Common Stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 30,666 and 34,333 shares of Common Stock reserved for issuance under the plan as of December 31, 1996 and 1995, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for by Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), requires use of option valuation models that were not developed for use in valuing the stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:
						    1996    	  1995

   Risk-free interest rate			    5.5%    	  5.5%
   Dividend yields				    0.0%	  0.0%
   Volatility factors of the expected
      market price of the Company's
      common stock				   0.587         0.587
   Weighted-average expected life of
      the employee stock options	       5.5 years     5.5 years
   Weighted-average expected life of
   the non-employee stock options	         2 years       2 years


The weighted-average fair value of options granted were as follows:
						    1996 	  1995

	1992 Employee Plan                       $ 10.39        $ 4.29
	1992 Non-Employee Plan			 $  6.75 	$    0


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:
					          1996           1995

   Pro forma net income			    $1,907,467 	    $ 827,705
   Pro forma earnings per share		    $     0.86 	    $    0.38

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.
                                            1992                1992
				        Employee Plan    Non-Employee Plan
                                     ------------------  --------------------
				               Weighted	             Weighted
				     Number     Average	   Number     Average
				         of    Exercise	       of    Exercise
				     Shares       Price	   Shares       Price
                                     ------    --------    ------    --------

Outstanding at December 31, 1993     78,000    $  1.08     12,000    $   1.16
   Granted at market price	     32,000    $  3.02 	    8,000    $   5.50
   Canceled                         (22,000)   $  1.20          0    $      0
                                    -------    --------    ------    --------

Outstanding at December 31, 1994     88,000    $  1.76     20,000    $   2.89
   Granted at market price	     24,500    $  7.53          0    $      0
   Exercised			          0    $     0     (5,667)   $   1.67
                                    -------    --------    ------    --------
Outstanding at December 31, 1995    112,500    $  3.01 	   14,333    $   3.38
   Granted at market price	     12,500    $ 18.25      8,000    $  19.50
   Exercised			     (1,000)   $  1.16 	   (3,667)   $   1.95
   Canceled		             (4,000)   $  1.75          0    $      0
                                    -------    --------    ------    --------
Outstanding at December 31, 1996    120,000    $  4.66     18,666    $  10.57
                                    -------    --------    ------    --------
A summary of outstanding options, by year they become exercisable, follows:

                                            1992                1992
				        Employee Plan    Non-Employee Plan
                                     ------------------  --------------------
				               Weighted	             Weighted
				     Number     Average	   Number     Average
				         of    Exercise	       of    Exercise
				     Shares       Price	   Shares       Price
                                     ------    --------    ------    --------

	1996 			      6,000    $   1.16     8,002    $   3.33
	1997 			     15,000    $   1.08     5,332    $  12.51
	1998 			     21,000    $   1.76     2,668    $  19.50
	1999 			     27,125    $   3.06     2,664    $  19.50
	2000 			     23,250    $   5.68         0    $      0
	2001 			     15,250    $   8.12 	0    $      0
	2002 			      9,250    $  11.15         0    $      0
	2003 		              3,125    $  18.25         0    $      0
                                    -------    --------     ------   --------
Outstanding at December 31, 1996    120,000    $   4.66     18,666   $  10.57

Exercise price range of options outstanding:
   1992 Employee Plan					         $1.00-$18.25
   1992 Non-Employee Plan				         $1.16-$19.50

Weighted-average remaining contractual life of options outstanding
   1992 Employee Plan						    7.3 years
   1992 Non-Employee Plan					    2.8 years


NOTE 8.   Employee Retirement Savings Plan

In May 1985, the Company adopted a Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to any employee of the Company who has completed one year of service and is age twenty-one or older. The Company contributes $10 monthly for each eligible employee, plus up to $.50 for each dollar contributed by each participant on the first 4% of eligible compensation, depending on years of service. The Company may contribute an additional amount if it has sufficient profits. The Company's contributions to employees of Concepts Direct, Inc. were $55,000, $33,000 and $27,000 in 1996, 1995 and 1994, respectively.


NOTE 9.   Quarterly Financial Information (Unaudited)



			  	     Income                         Earnings
			  	     (Loss)              Net          (Loss)
		      Net              from	      Income	  per Common
                    Sales        Operations	      (Loss)           Share

		         (Dollars in thousands except per share data)

1994:
   First 	  $ 3,652           $ 148              $ 161        $  0.08
   Second	    4,107 	      129 	  	 151 	       0.07
   Third	    4,669 	      350 	 	 372 	       0.17
   Fourth	    8,296 	      776 	 	 806 	       0.37


1995:
   First 	  $ 8,100 	    $ 291 	       $ 229 	    $  0.10
   Second	    9,491             192 		 177 	       0.08
   Third	    8,307    	     (282)		(137)	      (0.06)
   Fourth	   16,249    	      437 		 574 	       0.26(a)


1996:
   First 	  $11,584 	    $ 263 	       $ 266 	    $  0.12
   Second	    9,000 	     (344)		(220)	      (0.10)
   Third	    9,800 	      258 		 220 	       0.10
   Fourth	   20,742 	    2,386              1,671 	       0.75

(a) The 1995 fourth quarter was favorably impacted by the reversal of a $234,000 deferred tax asset valuation allowance which reversal resulted from the Company having taxable temporary differences greater than deductible temporary differences and loss carryforwards at December 31, 1995.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CONCEPTS DIRECT, INC.
Year Ended December 31, 1996

           COL. A	         COL. B     COL. C   COL. D   COL. E	COL. F

                                           Charged Charged
                                        (Credited)      to             Balance
                            Balance at   to Costs    Other    Deduc-        at
			     Beginning        and Accounts-    tions    End of
	DESCRIPTION	     of Period   Expenses Describe  Describe    Period
---------------------------  ---------  --------- --------  --------   -------

Year Ended December 31, 1996
 Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 18,078  $  23,000 $     0  $     (78)a $41,000
  Allowance for inventory
     obsolescence 	       691,542     41,721       0   (333,263)b 400,000
                              --------  --------- -------  ---------  --------
 Totals deducted from asset
    accounts                  $709,620  $  64,721 $     0  $(333,341) $441,000
                              ========  ========= =======  =========  ========
 Product warranty liability   $383,064  $(128,940)$     0  $       0  $254,124
                              ========  =========  ======  =========  ========

Year Ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 21,130  $ (3,130) $     0  $     78 a 	18,078
  Allowance for inventory
     obsolescence 	       761,981    32,602        0  (103,041)b  691,542
                              --------  --------  -------  ---------   -------
 Totals deducted from asset
    accounts 	              $783,111  $ 29,472  $     0  $(102,963) $709,620
                              ========  ========  =======  =========  ========
 Product warranty liability   $129,111  $253,953  $     0  $       0  $383,064
                              ========  ========  =======  =========  ========

Year Ended December 31, 1994
 Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 40,000  $(18,870) $     0  $       0   $21,130
  Allowance for inventory
     obsolescence 	       679,969   247,364  $     0   (165,352)b 761,981
                               -------  --------  -------  ---------   -------
 Totals deducted from asset
    accounts 	              $719,969  $228,494  $     0  $(165,352) $783,111
                              ========  ========  =======  =========  ========
 Product warranty liability   $ 92,718  $ 36,393  $     0  $       0  $129,111
                              ========  ========  =======  =========  ========

     a)  Uncollectible accounts written off, net of recoveries.
     b)  Inventory written off, net of recoveries.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 19, 1997 is not to be deemed filed as a part of this Report.

ITEM  10.    	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 19, 1997.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM  11.     	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors" and "Executive Compensation" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 19, 1997.

ITEM  12.     	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND 			MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 19, 1997. The Company does not know of any arrangements the operation of which may at a subsequent date results in a change in control of the Company.

ITEM 13.  	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated herein by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 19, 1997.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORMS 8-K

	(a)	Documents filed as part of this report:

		1.	The financial statements and related Report of
                Independent Auditors required by this item are listed and included in Item 8 of this report.

		2.	The financial statement schedules required by this
                item are listed and included in Item 8 of this report.

		3.	Exhibits required to be filed by Item 601 of
                Regulation S-K: SEE INDEX TO EXHIBITS

	(b)	No Reports on Form 8-K have been filed during the last
                quarter of the year ended December 31, 1996.



INDEX TO EXHIBITS

(3) 	Articles of incorporation and bylaws.

        (a)	Registrant's Amended and Restated Certificate of
        Incorporation filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by this reference.

        (b)	Registrant's Bylaws and Statement of Organization of the
        Incorporator filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by this reference.

(4)	Instruments defining the rights of security holders,
        including indentures.

(a)	See the Seventh Article of Exhibit 3(a) and Articles I, IV, V, VI
and VII of Exhibit 3(b).

(10)	Material Contracts.

        (a) Lease dated March 17, 1992 between registrant and Pratt Partnership. This lease was previously filed as Exhibit 2 to Wiland Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1992 and is expressly incorporated 	herein by this
        reference (Wiland Services, Inc.'s Reporting Number is 0-12967).

        (b) Amendment dated May 16, 1996 to Lease dated March 17, 1992 between registrant and Pratt Partnership. This lease amendment was previously filed as exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and is expressly incorporated herein by this reference.

        (c) Real Estate Contract and Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and is expressly incorporated herein by this reference.

        (d) First amendment dated May 10, 1996 to Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and is expressly incorporated herein by this reference.

        (e) Second amendment dated November 26, 1996 to Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton is filed herewith.

        (f) Letter of Intent between registrant and Saunders Construction, Inc. dated January 21, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain earthwork activities is filed herewith.

        (g) Letter of Intent between registrant and Saunders Construction, Inc. dated February 20, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain material pre-orders and structural work is filed herewith.

        (h) Contract between registrant and Intergroup, Inc. as Architect for the Provision of Architectural Services, dated September 4, 1996, in connection with the design of a new facility for registrant in Longmont, Colorado is filed herewith.

        (i) Registrant's amended Profit Sharing Plan, reflecting an amendment under Section 401(k) of the Internal Revenue Code dated May 31, 1985. This Plan was previously filed as Exhibit 10(l) to Wiland Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and is expressly incorporated herein by this reference (Wiland Services, Inc.'s Reporting Number is 0-12967).

        (j) 1997 Incentive Compensation Plan for officers of the registrant is filed herewith.

        (k) 1992 Stock Option Plan was previously filed as Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

        (l) 1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

(23)	Consent of Experts and  Counsel.

        (a) The Consent of Ernst & Young LLP to incorporation by reference of Auditor's report into the registrant's Registration Statement on Form S-8 (File No. 33-66964) dated August 3, 1993 pertaining to the Concepts Direct, Inc. 1992 Stock Option Plan and 1992 Non-Employee Director Stock Option Plan is filed herewith.

(27)	Financial Data Schedule

	(a)	The financial data schedule is included in the electronic
        Edgar filing only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTS DIRECT, INC.


Date: February 25, 1997		     By: /s/ Phillip A. Wiland
				     Phillip A. Wiland
  				     Chief Executive Officer
				     Principal Executive
				     Officer


Date: February 25, 1997		     By: /s/ H. Franklin Marcus, Jr.
				     H. Franklin Marcus, Jr.
				     Secretary/Treasurer
				     Chief Financial Officer
				     Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 1997		     /s/ Michael T. Buoncristiano
				     Michael T. Buoncristiano, Director

Date: February 25, 1997		     /s/ Robert L. Burrus, Jr.
				     Robert L. Burrus, Jr., Director

Date: February 25, 1997		     /s/ Stephen R. Polk
				     Stephen R. Polk, Director

Date: February 25, 1997		     /s/ Phillip D. White
				     Phillip D. White, Director

Date: February 25, 1997		     /s/ Phillip A. Wiland
				     Phillip A. Wiland, Director