Form 10-Q
period 1997-03-31
CONCEPTS DIRECT INC
filed 1997-04-29
CIK 891035

FORM 10-Q

                     SECURITIES & EXCHANGE COMMISSION

                       Washington, D.C. 20549
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997

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

Yes   X    No

As of April 14, 1997, 4,250,882 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets as of March 31, 1997 and	December 31, 1996

Income Statements for the three months ended March 31, 1997 and March 31,
     1996

Statements of Cash Flows for the three months ended March 31, 1997 and March
     31, 1996

Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 4.	Submission of matters to a vote of Security Holders

Item 6.	Exhibits and reports on Form 8-K


PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:

CONCEPTS DIRECT, INC.
Balance Sheets
(Unaudited)
                                                   March 31,    December 31,
ASSETS                                                 1997             1996

Current assets
   Cash and cash equivalents                    $  3,354,506     $ 6,425,137
   Restricted cash                                   500,000               -
   Accounts receivable, less allowances              154,836         165,833
   Deferred advertising costs                      3,927,976       3,818,827
   Inventories, less allowances                    2,755,697       2,783,999
   Prepaid expenses and other                        218,364         248,920

     Total current assets                         10,911,379      13,442,716

Property and equipment, net                        2,913,204         792,199

Other assets                                         236,813         252,068

     TOTAL ASSETS                               $ 14,061,396     $14,486,983


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $  3,751,333    $  5,323,278
   Current maturities of lease obligations            34,804          59,457
   Accrued employee compensation                     663,141         584,868
   Customer liabilities                              962,269         762,491
   Current and deferred income taxes payable         996,643         787,643

     Total current liabilities                     6,408,190       7,517,737

Commitments

Stockholders' equity
   Common Stock, $.10 par value, authorized
      6,000,000 shares, issued and
      outstanding 4,250,882 and 4,240,216
      shares, respectively                          425,088          212,111
   Additional paid-in capital                     4,172,274        4,374,455
   Retained earnings                              3,055,844        2,382,680

     Total stockholders' equity                   7,653,206        6,969,246

     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $ 14,061,396    $ 14,486,983


See notes to financial statements.


CONCEPTS DIRECT, INC.
Income Statements
(Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                      1997             1996

Net sales                                     $ 15,952,360     $ 11,583,964

Operating costs and expenses:
     Cost of product and delivery                7,959,421        5,941,346
     Selling, general and administrative         7,042,032        5,379,896

Total operating costs and expenses              15,001,453       11,321,242

Income from operations                             950,907          262,722

Other income, net                                  101,257          112,047

Income before income taxes                       1,052,164          374,769

Provision for income taxes                         379,000          109,000

Net income                                     $   673,164      $   265,769

Net earnings per common share                  $      0.15      $      0.06
Weighted average number of common
   shares and common share
   equivalents outstanding                       4,482,159        4,442,132


See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                       1997             1996
OPERATING ACTIVITIES
Net income                                     $    673,164      $   265,769
Adjustments to reconcile net income to
  net cash used in operations:
   Provision for losses on accounts
      receivable                                          -            7,000
   Provision (credit) for losses in
      inventory values                               60,657          (41,538)
   Depreciation and amortization                     74,603          121,512
   Current and deferred income taxes                209,000           29,000
   Changes in operating assets and
      liabilities:
   Accounts receivable                               10,997          (78,808)
   Deferred advertising costs                      (109,149)        (326,592)
   Inventories                                      (32,355)         544,719
   Prepaid expenses and other                        30,556           38,847
   Accounts payable                              (1,571,945)        (679,892)
   Accrued employee compensation                     78,273         (242,806)
   Customer liabilities                             199,778         (481,738)
NET CASH USED IN OPERATING ACTIVITIES              (376,421)        (844,527)

INVESTING ACTIVITIES
   Cash restricted as collateral                   (500,000)               -
   Purchases of property and equipment           (2,195,608)         (71,157)
   Other investing activities                        15,255          (47,229)
NET CASH USED IN INVESTING ACTIVITIES            (2,680,353)        (118,386)

FINANCING ACTIVITIES
   Principal payments of lease obligations          (24,653)         (24,851)
   Sale of common stock and stock options            10,796            7,134
NET CASH USED IN FINANCING ACTIVITIES               (13,857)         (17,717)

DECREASE IN CASH AND CASH EQUIVALENTS            (3,070,631)        (980,630)

Cash and cash equivalents at beginning
   of period                                      6,425,137        3,324,838

Cash and cash equivalents at end of
   period                                      $  3,354,506     $  2,344,208


See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.   Accounting Policies

The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Stockholder's Equity

On February 25, 1997, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend payable March 31, 1997 to shareholders of record on March 14, 1997. Accordingly, March 31, 1997 balances reflect the split with an increase to Common Stock and a reduction in additional paid-in capital of $212,544. Number of shares outstanding and per share data have been retroactively adjusted to reflect the split.

3.   Commitments

In January 1997, the Company purchased approximately 139 acres of undeveloped land near the Company's offices for approximately $1,400,000. The Company intends to use a portion of this land for a new facility and to hold the remaining land for sale or expansion.

The Company anticipates completing a new building, costing approximately $8,500,000 during the summer of 1997. The lease of the Company's current facility at 1351 South Sunset Street, Longmont, Colorado expires on August 31, 1997. The Company also anticipates significant additions to furniture and equipment during 1997.

On March 25, 1997, an irrevocable standby letter of credit for $500,000 was issued by a regional bank. The letter of credit relates to certain obligations anticipated to be resolved within one year, in connection with improvements to the building site. The letter of credit is collateralized by $500,000 of cash held on deposit in an interest bearing account at the issuing bank.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales increased by $4.4 million, or 37.7%, to $16.0 million for the first quarter of 1997 for $11.6 million for the same period of 1996. This increase resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and an increase in the number of products offered. Increased sales were also attributable to improved catalog response rates.

Cost of product and delivery as a percentage of sales was 50% for the first quarter of 1997 as compared to 51% for the same period of 1996. Gross profit increased by $2.4 million, or 41.6%, to $8.0 million for the first quarter of 1997 from $5.6 million for the same period of 1996. Gross profit increased as a percentage of net sales to 50% for the first quarter of 1997 from 49% for the same period of 1996. The increase in gross profit as a percentage of net sales occurred primarily because of improved efficiencies of operations and higher sales over which to spread fixed costs associated with production and delivery.

Selling, general and administrative costs increased $1.6 million, or 31%, to $7.0 million for the first quarter of 1997 from $5.4 million for the same period in 1996. Selling, general and administrative expense decreased as a percentage of net sales to 44% in the first quarter of 1997 from 46% for the same period of 1996. This decrease primarily resulted from improved response to Company advertising, lower paper costs related to catalog preparation and distribution and increased sales over which to spread fixed costs.

Income from operations increased by $688,000, or 261.9%, to $951,000 for the first quarter of 1997 from $263,000 for the same period of 1996. Income from operations increased as a percentage of sales to 6.0% for the first quarter of 1997 from 2.3% for the same period of 1996. Other income, primarily interest income and vendor payment discounts, was $101,000 for the first quarter of 1997 compared to $112,000 for the same period of 1996.

The provision for income taxes amount for the first quarter of 1997 was $379,000 as compared to $109,000 in the first quarter of 1996. The income tax rate was 36% in the first quarter of 1997 as compared to 29% in the same period of 1996 because of the availability of research and development tax credits in the first quarter of 1996.

Net income increased by $407,000, or 153.3%, to $673,000 for the first quarter of 1997 from $266,000 for the same period of 1996. Net income increased as a percentage of net sales to 4.2% in the first quarter of 1997 from 2.3% in the same period of 1996. Earnings per share increased by $.09, or 150.0%, to $0.15 for the first quarter of 1997 from $0.06 for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, cash and cash equivalents decreased by $3,071,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The decrease in accounts payable of $1,572,000 resulted primarily from the payment in early January 1997 for inventory and advertising cost purchased or incurred in the fourth quarter of 1996. Net income of $673,000 contributed significantly to increased cash in the period.

Significant items of investing activities during the period were purchases of property and equipment of $2,196,000 and the use of $500,000 to collateralize a letter of credit. The purchases of property and equipment primarily related to the purchase of undeveloped land and certain costs of a new facility currently under construction on the property. The letter of credit relates to certain obligations generally expected to be resolved within one year, in connection with improvements to the building site.

The Company had $3,355,000 of unencumbered cash and cash equivalents at March 31, 1997. Management believes that results of operations, continued operational planning review, funds from outside sources plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year. The Company is currently constructing a new facility on the approximately 139 acres of undeveloped land purchased in January 1997. The Company expects to use current cash balances and outside sources to finance this construction on a portion of the property, at a total building and development cost of approximately $8.5 million (excluding land). The Company intends to hold the remaining land for sale or expansion.

Special Note Regarding Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information without fear of litigation. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans, and objectives for 1997 and beyond, are forward-looking statements (as such terms are defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in the general economic conditions of the United States leading to increased competitive activity; and changes in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; competitive factors including name recognition and the Company's relative newness to the mail-order catalog business; the Company's ability to complete construction of and transfer to the Company's new facilities by September 1997 thereby avoiding any material decrease in the Company's efficiency at a time of the year when it historically has received a significant portion of its orders and related annual net sales; lack of availability/access to capital or sources of supply for appropriate inventory; state tax issues relating to the taxation of out of state mail order companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   The annual meeting of the Company's shareholders was held on April
19, 1997.

(b) At such annual meeting, the stockholders of the Company elected Phillip A. Wiland, Michael T. Buoncristiano, Robert L. Burrus, Jr., Stephen
R. Polk and Phillip D. White as directors for one-year terms. Since the record date for the annual stockholder meeting was February 18, 1997, the number of shares voted do not reflect the March 31, 1997 two-for-one stock split. The elections were approved by the following votes:


     Directors                              For       Withheld

     Phillip A. Wiland                1,632,840              4
     Michael T. Buoncristiano         1,632,840              4
     Robert L. Burrus, Jr.            1,632,840              4
     Stephen R. Polk                  1,632,840              4
     Phillip D. White                 1,632,840              4


(c) At such annual meeting, the stockholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 1997. Since the record date for the annual stockholder meeting was February 18, 1997, the number of shares voted do not reflect the March 31, 1997 two-for-one stock split. The ratification of Ernst & Young LLP was approved by the following votes:


     For                                            1,632,666
     Against                                              128
     Abstain                                               50
     Broker Non-Votes                                       0


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Documents filed as part of this report:

     Exhibit 27:  Financial Data Schedule (Edgar filing only.)

Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

(b)	Reports on Form 8-K

There were no reports on Form 8-K for the fiscal quarter ended March 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONCEPTS DIRECT, INC.
(registrant)

Date:	 April 29, 1997     By:  /s/ Phillip A. Wiland
                          				 Phillip A. Wiland
				                           Chief Executive Officer

Date:	 April 29, 1997      By: /s/ H. Franklin Marcus, Jr.
                          				 H. Franklin Marcus, Jr.
                               Chief Financial and Accounting Officer