Form 10-Q
period 1997-06-30
CONCEPTS DIRECT INC
filed 1997-08-15
CIK 891035

FORM 10-Q

                      SECURITIES & EXCHANGE COMMISSION

                          Washington, D.C. 20549
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997

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

            2950 Colorful Avenue, Longmont, CO 80504
         (Address of principal executive offices, Zip Code)

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

Yes   X    No

As of July 22, 1997, 4,949,286 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets as of June 30, 1997 and December 31, 1996

Statements of Operations  for the three and six months ended
  June 30, 1997 and June 30, 1996

Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.OTHER INFORMATION

Item 4.	Submission of matters to a vote of Security Holders
Item 6.	Exhibits and reports on Form 8-K


CONCEPTS DIRECT, INC.
Balance Sheets
(Unaudited)

				                       June 30,   December 31,
ASSETS                                                     1997           1996
Current assets
     Cash and cash equivalents                      $         -    $ 6,425,137
     Restricted cash                                    500,000              -
     Accounts receivable, less allowances               217,973        165,833
     Deferred advertising costs                       7,566,434      3,818,827
     Inventories, less allowances                     3,474,990      2,783,999
     Prepaid expenses and other                         539,872        248,920

          Total current assets                       12,299,269     13,442,716

Property and equipment, net                           6,278,088        792,199

Other assets                                            367,898        252,068

TOTAL ASSETS                                        $18,945,255    $14,486,983


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                               $ 8,019,629    $ 5,323,278
     Current maturities of lease obligations             12,396         59,457
     Accrued employee compensation                      480,002        584,868
     Customer liabilities                             1,263,239        762,491
     Current and deferred income taxes payable        1,147,643        787,643
          Total current liabilities                  10,922,909      7,517,737

Commitments

Stockholders' equity
     Common Stock, $.10 par value, authorized
          6,000,000 shares, issued and
          outstanding 4,252,882 and 4,240,216
          shares, respectively                          425,288        212,111
     Additional paid-in capital                       4,173,229      4,374,455
     Retained earnings                                3,423,829      2,382,680

          Total stockholders' equity                  8,022,346      6,969,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $18,945,255    $14,486,983

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)

                                          Three Months Ended  Six Months Ended
                                                    June 30,          June 30,
                                      1997        1996        1997        1996

Net sales                      $14,766,280 $ 9,000,393 $30,718,640 $20,584,357

Operating costs and expenses:
  Cost of product and delivery   7,814,393   4,907,287  15,773,814  10,848,633
  Selling, general and
    administrative               6,505,509   4,437,440  13,547,541   9,817,336

  Total operating costs and
    expenses                    14,319,902   9,344,727  29,321,355  20,665,969

Operating income (loss)            446,378    (344,334)  1,397,285    (81,612)

Other income, net                  122,607      34,591     223,864     146,638

Income (loss) before income
  taxes                            568,985    (309,743)  1,621,149      65,026

Provision (credit) for
  income taxes                     201,000     (90,000)    580,000      19,000

Net income (loss)              $   367,985 $  (219,743) $1,041,149 $    46,026

Net earnings (loss) per
  common share                 $      0.08 $     (0.05) $     0.23 $      0.01
Weighted average number of
  common shares and common
  share	equivalents
  outstanding                    4,481,803   4,441,452   4,481,981   4,441,792


See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                              Six Months Ended
                                                                      June 30,
                                                              1997        1996
OPERATING ACTIVITIES
  Net income                                        $1,041,149    $    46,026
   Adjustments to reconcile net income to
      net cash used in operations:
    Provision for losses on accounts
      receivable                                         1,000         13,000
    Provision (credit) for losses in
      inventory values                                  90,701        (37,446)
    Depreciation and amortization                      164,194        248,595
    Current and deferred income taxes                  360,000       (101,883)
    Changes in operating assets and liabilities:
    Accounts receivable                                (53,140)       (38,861)
    Deferred advertising costs                      (3,747,607)        23,939
    Inventories                                       (781,692)       763,808
    Prepaid expenses and other                        (290,952)       (92,432)
    Accounts payable                                 2,696,351       (201,548)
    Accrued employee compensation                     (104,866)      (168,288)
    Customer liabilities                               500,748       (200,641)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                          (124,114)       254,269

INVESTING ACTIVITIES
  Cash restricted as collateral                       (500,000)             -
  Purchases of property and equipment               (5,650,083)      (182,318)
  Other investing activities                          (115,830)       (67,574)
NET CASH USED IN INVESTING ACTIVITIES               (6,265,913)      (249,892)

FINANCING ACTIVITIES
  Principal payments of lease obligations             (47,061)        (47,755)
  Sale of common stock and stock options               11,951           7,134
NET CASH USED IN FINANCING ACTIVITIES                 (35,110)        (40,621)

DECREASE IN CASH AND CASH EQUIVALENTS              (6,425,137)        (36,244)

Cash and cash equivalents at beginning of period    6,425,137       3,324,838

Cash and cash equivalents at end of period       $          -     $ 3,288,594

See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.  Accounting Policies

The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted net income per share, which are currently the same, is not expected to be material.

2.  Stockholder's Equity

On February 25, 1997, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend payable March 31, 1997 to shareholders of record on March 14, 1997. Accordingly, June 30, 1997 balances reflect the split with an increase to common stock and a reduction in additional paid-in capital of $212,544. Number of shares outstanding and per share data have been retroactively adjusted to reflect the split.

On July 2, 1997, the Company completed a stock offering for 1.5 million shares of common stock. As part of the offering, the Company issued 471,404 shares of stock. The remaining 1,028,596 shares were sold by certain existing shareholders of the Company. An underwriters overallotment option for an additional 225,000 shares was also exercised on July 9, 1997. The Company received approximately $10 million net proceeds, after deducting its pro-rata percentage of the costs of the offering. As of July 9, 1997, 4,949,286 shares of Common Stock were issued and outstanding.

3.  Commitments

In January 1997, the Company purchased approximately 139 acres of undeveloped land near the Company's offices for approximately $1,400,000. The Company intends to use a portion of this land for a new facility and to hold the remaining land for sale or expansion.

The Company anticipates completing a new building, costing approximately $8,600,000 during the summer of 1997. The lease of the Company's current facility at 1351 South Sunset Street, Longmont, Colorado expires on August 31, 1997. The Company also anticipates significant additions to furniture and equipment during 1997.

On March 25, 1997, an irrevocable standby letter of credit for $500,000 was issued by a regional bank. The letter of credit relates to certain obligations anticipated to be resolved within one year, in connection with improvements to the building site. The letter of credit is collateralized by $500,000 of cash held on deposit in an interest bearing account at the issuing bank.

In May 1997, the Company entered into a $3.7 million credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate, secured by the Company's cash, inventories, accounts receivable and equipment. The Company must comply with certain financial and performance covenants contained in the credit facility, including a minimum current ratio, a minimum tangible net worth, a maximum total debt to equity ratio and a minimum debt service coverage ratio and maintenance of its primary deposit accounts with the bank. $700,000 of the credit facility is available to finance furniture and equipment purchases and, until April, 1998, amounts funded may be converted to a three year term note at a variable rate equal to the bank's prime rate. The remaining $3 million of the credit facility is made up of two revolving lines of credit. $1 million is available for the purchase of paper to be used in future catalog
mailings.   $2 million is available for general working capital purposes, at management's discretion. The credit facility expires in April, 1998, at which time the Company anticipates being able to renew the arrangements.

In July, 1997, the Company entered into a $5,780,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate plus one percent, secured by the Company's facilities, land, cash, inventories, accounts receivable and equipment. $4,480,000 of the credit facility is a construction loan to fund part of the costs of the Company's new facility. $1,300,000 of the credit facility is a land development loan to fund part of the costs of purchasing and developing the land purchased in January and on which the Company is building a new facility. The Company must comply with certain financial and performance covenants contained in the credit facility, including a minimum current ratio, a minimum tangible net worth, a maximum total debt to equity ratio and a minimum debt service coverage ratio and maintenance of its primary accounts with the bank. The credit facility expires in April, 1998, prior to which time the Company anticipates converting the credit facility into permanent financing.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales increased by $10.1 million, or 49%, to $30.8 million for the six month period ended June 30, 1997 from $20.6 million in the same period in 1996 and increased by $5.8 million, or 64%, to $14.8 million for the second quarter of 1997 from $9.0 million in the same period in 1996. These increases resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and an increase in the number of products offered. Lower paper costs for the catalogs contributed to an increase in the number of names that could be mailed on a cost effective basis. Personalized paper product sales increased by approximately $2.2 million, or 16%, for the six month period ended June 30th and increased by $1.7 million, or 29%, for the quarter period ended June 30, 1997. Personalized paper product sales decreased as a percentage of total sales for the six month period ended June 30th to 51% in 1997 from 65% in 1996 and decreased for the second quarter to 48% in 1997 from 61% in 1996. This decrease occurred primarily because of advertising and sales of a greater number of gift and merchandise items.

Cost of product and delivery for the six month period ended June 30th decreased as a percentage of net sales to 51% in 1997 from 53% in 1996 and decreased to 53% in the second quarter of 1997 from 55% for the second quarter of 1996. Gross profit increased by $5.2 million, or 54%, to $14.9 million for the six months ended June 30, 1997 from $9.7 million for the same period in 1996. Gross profit increased $2.9 million, or 70%, to $7.0 million for the second quarter of 1997 from $4.1 million for the second quarter of 1996. Gross profit increased as a percentage of sales to 49% in 1997 from 47% in 1996 for the six month period ended June 30th and increased to 47% in 1997 from 46% in 1996 for the second quarter. The increases in gross profit as a percentage of sales occurred primarily because of improved efficiencies of operations, higher sales over which to spread fixed costs associated with production and delivery and slightly lower fulfillment costs on gift and merchandise items as compared to personalized paper products.

Selling, general and administrative expense increased $3.7 million, or 38%, to $13.5 million for the first six months of 1997 from $9.8 million for the same period of 1996 and increased $2.1 million, or 47%, to $6.5 million for the second quarter of 1997 from $4.4 million for the same quarter in 1996. Selling, general and administrative costs as a percentage of net sales decreased to 44% for the first six months of 1997 from 48% for the same period in 1996 and decreased to 44% for the second quarter of 1997 from 49% for the same quarter in 1996. These decreases primarily related to lower paper costs for catalog preparation and distribution and increased sales over which to spread fixed costs.

Operating income increased by $1,479,000 to $1,397,000 for the six month period ended June 30, 1997 as compared to an operating loss of $82,000 for the same period in 1996. The Company had operating income of $446,000 for the second quarter of 1997 as compared to an operating loss of $344,000 for the same quarter of 1996. Operating income increased as a percentage of net sales to 4.5% for the six months ended June 30, 1997 from an operating loss of .4% in the same period of 1996. Operating income increased as a percentage of net sales to 3.0% for the quarter ended June 30, 1997 from an operating loss of 3.8% for the same quarter in 1996. Other income, primarily vendor payment discounts and interest income, was $224,000 for the six month period ended June 30, 1997 as compared to $147,000 for the same period in 1996. Other income for the second quarter of 1997 was $123,000 as compared to $35,000 for the same period in 1996.

The provision for income taxes was $580,000 and $19,000 for the six month periods ended June 30, 1997 and 1996, respectively. The Company had a provision for income taxes of $201,000 for the quarter ended June 30, 1997 and had a credit for income taxes of $90,000 for the same quarter in 1996. The provision for income taxes for 1997 reflects the 36% income tax rate that management anticipates for the year. The income tax rate was 36% in the second quarter of 1997 as compared to 29% because of the availability of research and development credits.

Net income increased by $995,000 to $1,041,000 for the first six months of 1997 from $46,000 for the same period in 1996. Net income increased by $588,000 to $368,000 for the second quarter of 1997 as compared to net loss of $220,000 for the same quarter in 1996. Earnings per share increased by $0.22 to $0.23 for the first six months of 1997 from $0.01 for the same period in 1996 and increased by $0.13 to $0.08 for the second quarter of 1997 from a loss of $0.05 for the same quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 1997, cash and cash equivalents decreased by $6,425,000. Activity in several significant areas which had the greatest impact on cash and cash equivalents are described below.

Increased advertising over 1996 levels and the forward buying of approximately $2.5 million of paper for catalogs were the primary factors in an increase of deferred advertising by $3,748,000. The increase in sales primarily led to the increase in inventories of $782,000. Increased advertising, increased inventories and the timing of payment of construction costs for the Company's new facility were the primary reasons for an increase of accounts payable of $2,696,000.

Significant items of investing activities during the six months ended June 30, 1997 were purchases of property and equipment of $5,650,000 and the use of $500,000 to collateralize a letter of credit. The purchases of property and equipment primarily related to the purchase of undeveloped land and certain costs of a new facility currently under construction on the property. The letter of credit relates to certain obligations generally expected to be resolved within one year, in connection with improvements to the building site. In early July the Company closed on new credit facilities
of approximately $4.5 million for   construction financing and $1.3 million
for land purchase and development associated with the new facility.   The
facility, including land, is anticipated to cost approximately $10.0 million. On June 30, 1997, the Company was in compliance with the financial and performance covenants on its various debt instruments and no balance was outstanding on any of them.

In early July 1997, the Company completed a secondary offering of 1.5 million shares of its common stock. As part of the offering, the Company issued and sold 471,404 shares. The underwriters also elected to exercise their over allotment option for 225,000 additional shares which gave the Company a total of 4,949,286 shares outstanding as of July 8, 1997. Net proceeds from the offering were approximately $10 million, which will result in an increase in cash in the third quarter of 1997.

Management believes that results of operations, continued operational planning review, current cash balances, financing obtained for construction of the new facility and proceeds from the stock offering will produce funds necessary to meet its anticipated working capital requirements for the current year.

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1997, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; the Company's ability to complete construction and transfer to the Company's new facilities by September 1997 thereby avoiding any material decrease in the Company's efficiency at a time of the year when it historically has received a significant portion of its orders and related sales; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

	None.

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		Documents filed as part of this report:

                Exhibit 10: Material Contracts

                     1. Land Development Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA is filed herewith.

                     2. Construction Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA is filed herewith.

                Exhibit 27:  Financial Data Schedule (Edgar filing only.)

		Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

	(b)	Reports on Form 8-K

		There were no reports on Form 8-K for the fiscal quarter ended June 30, 1997.



	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONCEPTS DIRECT, INC.
(registrant)



Date:  August 14, 1997     By: /s/ Phillip A. Wiland
                                  Phillip A. Wiland
                                  Chief Executive Officer

Date:  August 14, 1997     By: /s/ H. Franklin Marcus, Jr.
                                  H. Franklin Marcus, Jr.
                                  Chief Financial and Accounting Officer