Form 10-Q
period 1997-09-30
CONCEPTS DIRECT INC
filed 1997-11-05
CIK 891035

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number                   0-20680

	                     Concepts Direct, Inc.
	(Exact name of registrant as specified in its charter)

            Delaware                                          52-1781893
    (State or other jurisdiction                           (I.R.S. employer
  of incorporation or organization                       identification No.)

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

Yes   X    No

As of October 22, 1997, 4,955,286 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX


PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:

     Balance Sheets as of September 30, 1997 and December 31, 1996

     Statements of Operations for the three and nine months ended September 30, 1997 and September 30, 1996

     Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996

     Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K


PART 1.
Item 1.
CONCEPTS DIRECT, INC.
Balance Sheets
(Unaudited)

                                                  September 30,   December 31,
ASSETS                                                  1997           1996
Current assets
     Cash and cash equivalents                      $ 7,874,836    $ 6,425,137
     Restricted cash                                    500,000              -
     Accounts receivable, less allowances               157,369        165,833
     Deferred advertising costs                      10,578,485      3,818,827
     Inventories, less allowances                     3,400,706      2,783,999
     Prepaid expenses and other                         849,989        248,920

          Total current assets                       23,361,385     13,442,716

Property and equipment, net                          10,953,783        792,199

Other assets                                            229,831        252,068

TOTAL ASSETS                                        $345,544,999    $14,486,983


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                               $ 7,459,732    $ 5,323,278
     Current maturities of lease obligations          3,685,248         59,457
     Accrued employee compensation                      647,557        584,868
     Customer liabilities                             4,254,014        762,491
     Interest payable                                    30,685              -
     Current and deferred income taxes payable          820,643        787,643

          Total current liabilities                  16,897,879      7,517,737

Commitments

Stockholders' equity
     Common Stock, $.10 par value, authorized
          6,000,000 shares, issued and
          outstanding 4,955,286 and 4,240,216
          shares, respectively                          495,529        212,111
     Additional paid-in capital                      14,318,383      4,374,455
     Retained earnings                                2,833,208      2,382,680

          Total stockholders' equity                 17,647,120      6,969,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $34,544,999    $14,486,983

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)

                                   Three Months Ended   Nine Months Ended
                                         June 30,             June 30,
                                      1997        1996        1997        1996

Net sales                      $14,630,075 $ 9,799,568 $45,348,715 $30,383,925

Operating costs and expenses:
  Cost of product and delivery   8,331,851   5,118,776  24,105,665  15,967,409
  Selling, general and
    administrative               7,337,187   4,423,013  20,884,728  14,240,349

  Total operating costs and
    expenses                    15,669,038   9,541,789  44,990,393  30,207,758

Operating income (loss)         (1,038,963)    257,779     358,322     176,167

Other income, net                  121,341      51,255     345,205     197,893

Income (loss) before income
  taxes                           (917,622)    309,034     703,527     374,060

Provision (credit) for
  income taxes                    (327,000)     89,000     253,000     108,000

Net income (loss)              $  (590,622)$   220,034  $  450,527 $   266,060

Net earnings (loss) per
  common share                 $     (0.11)$      0.05  $     0.10 $      0.06
Weighted average number of
  common shares and common
  share	equivalents
  outstanding                    5,178,895   4,437,308   4,714,286   4,440,296


See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                         Nine Months Ended
                                                             June 30,
                                                         1997        1996
OPERATING ACTIVITIES
  Net income                                        $  450,528    $   266,060
   Adjustments to reconcile net income to
      net cash provided by (used in) operations:
    Provision for losses on accounts
      receivable                                         8,000         20,000
    Provision (credit) for losses in
      inventory values                                 148,529        (57,774)
    Depreciation and amortization                      302,179        383,322
    Current and deferred income taxes                   33,000        (66,282)
    Changes in operating assets and liabilities:
    Accounts receivable                                    464        (93,820)
    Deferred advertising costs                      (6,759,658)    (1,392,266)
    Inventories                                       (765,236)       734,297
    Prepaid expenses and other                        (601,069)        22,823
    Accounts payable                                 2,136,454        262,113
    Accrued employee compensation                       62,689       (219,533)
    Customer liabilities                             3,491,523        267,901
    Interest Payable                                    30,685              -
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                        (1,461,912)       126,841

INVESTING ACTIVITIES
  Cash restricted as collateral                       (500,000)             -
  Purchases of property and equipment              (10,463,763)      (262,133)
  Other investing activities                            22,237        (35,147)
NET CASH USED IN INVESTING ACTIVITIES              (10,941,526)      (297,280)

FINANCING ACTIVITIES
  Principal payments of lease obligations             (56,422)        (71,259)
  Issuance of construction and land development
       debt                                          3,682,213              -
  Sale of common stock                              10,212,674              -
  Exercise of common stock options                      14,672          7,134
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                     13,853,137        (64,125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,449 699        (234,564)

Cash and cash equivalents at beginning of period    6,425,137       3,324,838

Cash and cash equivalents at end of period       $  7,874,836     $ 3,090,274

See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.	Accounting Policies

The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted net income per share, which are currently the same, is not expected to be material.

2. 	Stockholders' Equity

On February 25, 1997, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend payable March 31, 1997 to shareholders of record on March 14, 1997. Accordingly, September 30, 1997 balances reflect the split with an increase to common stock and a reduction in additional paid-in capital of $212,544. Number of shares outstanding and per share data have been retroactively adjusted to reflect the split.

On July 2, 1997, the Company completed a stock offering for 1.5 million shares of common stock. As part of the offering, the Company issued 471,404 shares of stock. The remaining 1,028,596 shares were sold by certain existing shareholders of the Company. An underwriters overallotment option for an additional 225,000 shares was also exercised on July 9, 1997. The Company received approximately $10.2 million net proceeds, after deducting its pro-rata percentage of the costs of the offering.


3.	Commitments

In January 1997, the Company purchased approximately 139 acres of undeveloped land near the Company's offices for approximately $1,400,000. The Company used approximately eleven acres of this land for a new facility and intends to hold the remaining land for sale or expansion.

The Company completed and occupied a new building, costing approximately $8,600,000 during August of 1997. The lease of the Company's former facility at 1351 South Sunset Street, Longmont, Colorado expired on August 31, 1997. The Company anticipates significant additions to furniture and equipment during 1997.

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales increased by $14.9 million, or 49%, to $45.3 million for the nine month period ended September 30, 1997 from $30.4 million in the same period in 1996 and increased by $4.8 million, or 49%, to $14.6 million for the third quarter of 1997 from $9.8 million in the same period in 1996. These increases resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and an increase in the number of products offered. Personalized paper product sales increased by approximately $3.8 million, or 19%, for the nine month period ended September 30th and increased by $1.6 million, or 25%, for the quarter period ended September 30, 1997. Personalized paper product sales decreased as a percentage of total sales for the nine month period ended September 30th to 51% in 1997 from 63% in 1996 and decreased for the third quarter to 51% in 1997 from 61% in 1996. This decrease occurred primarily because of advertising and sales of a greater number of gift and merchandise items.

In late August 1997, the Company moved essentially all of its operations to a new facility. Resumption of certain of the Company's operations, including fulfillment and manufacturing operations, took longer than anticipated and the resulting disruption and inefficiencies created a backlog of unshipped orders at September 30, 1997 of approximately $4.1 million. Sales in the quarter would have been higher if the backlog had been lower. The Company anticipates the speed and efficiency of shipping the backlog of orders to increase and does not expect that an unusual order backlog will exist at the end of the fourth quarter.

Cost of product and delivery for the nine month period ended September 30th as a percentage of net sales was 53% in 1997 and in 1996 and increased to 57% in the third quarter of 1997 from 52% for the third quarter of 1996. Gross profit increased by $6.8 million, or 47%, to $21.2 million for the nine months ended September 30, 1997 from $14.4 million for the same period in 1996. Gross profit increased $1.6 million, or 35%, to $6.3 million for the third quarter of 1997 from $4.7 million for the third quarter of 1996. Gross profit as a percentage of sales was 47% in 1997 and in 1996 for the nine month period ended September 30th and decreased to 43% in 1997 from 48% in 1996 for the third quarter. The decrease in gross profit primarily resulted from increased sales of gift and merchandise items which generally have higher product costs as a percentage of sales than personalized paper products, additional one-time costs and inefficiencies related to the Company's relocation to the new facility and an increase in costs of labor and equipment in anticipation of increased sales in the fourth quarter.

Selling, general and administrative expense increased $6.7 million, or 47%, to $20.9 million for the first nine months of 1997 from $14.2 million for the same period of 1996 and increased $2.9 million, or 66%, to $7.3 million for the third quarter of 1997 from $4.4 million for the same quarter in 1996. Selling, general and administrative costs as a percentage of net sales decreased to 46% for the first nine months of 1997 from 47% for the same period in 1996 and increased to 50% for the third quarter of 1997 from 45% for the same quarter in 1996. The increase in the third quarter primarily related to a distribution in 1997 of more than twice the number of catalogs to customers and customer prospects than occurred in the same period of 1996 and lower than anticipated response to certain segments of the increased catalog circulation.

Operating income increased by $182,000 to $358,000 for the nine month period ended September 30, 1997 from $176,000 for the same period in 1996. The Company had an operating loss of $1,039,000 for the third quarter of 1997 as compared to operating income of $258,000 for the same quarter of 1996. Other income, primarily vendor payment discounts and interest income, was $345,000 for the nine month period ended September 30, 1997 as compared to $198,000 for the same period in 1996. Other income for the third quarter of 1997 was $121,000 as compared to $51,000 for the same period in 1996.

The provision for income taxes was $253,000 and $108,000 for the nine month periods ended September 30, 1997 and 1996, respectively. The Company had a credit for income taxes of $327,000 for the quarter ended September 30, 1997 and had a provision for income taxes of $89,000 for the same quarter in 1996. The provision for income taxes for 1997 reflects the 36% income tax rate that management anticipates for the year. The income tax rate was 36% in the third quarter of 1997 as compared to 29% in the same period of 1996 because of the availability of research and development credits.

Net income increased by $185,000 to $451,000 for the first nine months of 1997 from $266,000 for the same period in 1996. The Company had a net loss of $591,000 for the third quarter of 1997 as compared to net income of $220,000 for the same quarter in 1996. Earnings per share increased by $0.04 to $0.10 for the first nine months of 1997 from $0.06 for the same period in 1996 and decreased by $0.16 to a loss of $0.11 for the third quarter of 1997 from earnings of $0.05 for the same quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 1997, cash and cash equivalents increased by $1,450,000. Activity in several significant areas which had the greatest impact on cash and cash equivalents are described below.

Increased advertising over 1996 levels, the forward buying of approximately $1.2 million of paper for catalogs, the distribution of a greater number of catalogs and the distribution of a significant number of catalogs near the end of the quarter were the primary factors in an increase of deferred advertising by $6,760,000. The increase in sales primarily led to the increase in inventories of $765,000. Increased advertising, increased inventories and additional costs and purchased assets related to the relocation of the Company to new facilities were the primary reasons for an increase of accounts payable of $2,136,000. Disruption of operations and resulting inefficiencies related to the relocation is the primary reason for the $3,492,000 increase in customer liabilities (primarily unshipped customer orders and a reserve for future customer warranty costs and product returns).

Significant items of investing activities during the nine months ended September 30, 1997 were purchases of property and equipment of $10,464,000 and the use of $500,000 to collateralize a letter of credit. The purchases of property and equipment primarily related to the purchase of undeveloped land and costs of a newly constructed facility that the Company moved into in the third quarter of 1997. The letter of credit relates to certain obligations generally expected to be resolved within one year, in connection with improvements to the building site.

Significant items of financing activities during the nine month period ended September 30, 1997 were the draw of $3,682,000 on the Company's construction and development financing for its new facilities and completion of a secondary stock offering for $10,213,000.

In July 1997, the Company closed on new credit facilities of approximately $4.5 million for construction financing and $1.3 million for land purchase and development associated with the new facility. The $3,682,00 increase in debt represents draws on these credit facilities through September 30, 1997. At September 30, 1997, the Company was in compliance with all its debt covenants.

In early July 1997, the Company completed a secondary offering of 1.5 million shares of its common stock. As part of the offering, the Company issued and sold 471,404 shares. The underwriters also elected to exercise their over-allotment option for 225,000 additional shares. Net proceeds from this transaction were approximately $10,213,000.

Management believes that results of operations, continued operational planning review, current cash balances, financing obtained for construction of the new facility and proceeds from the stock offering will produce funds necessary to meet its anticipated working capital requirements for the current year.

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1997 and beyond, are forward-looking statements and involve various risks and
uncertainties.   Factors that could cause the Company's actual results to
differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs.

Additional discussion of factors that could cause actual results to differ materially from management's projection, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1996.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		Documents filed as part of this report:

     Exhibit 10:  Material Contracts

          None

     Exhibit 27:  Financial Data Schedule (Edgar filing only.)

    	Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

	(b)	Reports on Form 8-K

     There were no reports on Form 8-K for the fiscal quarter
                ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTS DIRECT, INC.
(registrant)

Date:	 October 31, 1997      By:    /s/ Phillip A. Wiland
                                      Phillip A. Wiland
                                      Chief Executive Officer

Date:	 October 31, 1997      	By:    /s/ H. Franklin Marcus, Jr.
                                       H. Franklin Marcus, Jr.
                                       Chief Financial and Accounting
                                            Officer