Form 10-K
period 1997-12-31
CONCEPTS DIRECT INC
filed 1998-03-16
CIK 891035

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended December 31, 1997

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from        to

                   Commission file number 0-20680

                        CONCEPTS DIRECT, INC.
         (Exact name of registrant as specified in its charter)

                    Delaware                     52-1781893
          (State or other jurisdiction of        (IRS Employer
           incorporation or organization)       Identification No.)

           2950 Colorful Avenue, Longmont, Colorado      80504
           (Address of Principal Executive Offices)   (ZIP Code)
      Registrant's telephone number, including area code:  (303) 772-9171

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 1998 was approximately $19,006,000. This figure was calculated as follows: The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on February 25, 1998. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's common stock as of February 25, 1998 was 4,957,286.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders scheduled for April 24, 1998 are incorporated by reference into


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

Two primary strengths of the Company are its proprietary database (consisting of approximately 7.4 million customers, catalog requesters and gift recipients as of December 31, 1997 and its direct marketing expertise. The Company's four primary direct marketing vehicles are the "Colorful Images," "Linda Anderson," "Snoopy etc., A catalog with character" and "Linda Anderson's Collectibles" catalogs. Through these media, the Company currently sells personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. The Company's long-term strategy is to utilize its direct marketing expertise and its database to produce multiple independent revenue streams.

Strategic Focus

The strategic focus of Concepts Direct is reflected in the Company name.
The basic strategy is a focus on direct marketing with the goal of creating and operating multiple direct marketing concepts that profitably sell merchandise to a targeted customer base. The principal strategies for achieving this goal are as follows:

The Company employs an analytical approach to prospecting for new customers which emphasizes list testing and segment analysis, adherence to list performance guidelines and the recognition of the long-term value of a customer.

The Company seeks to maximize effective use of its proprietary database. In addition to recency, frequency of purchase and other monetary data typically used in database direct marketing, the Company also collects information concerning the types and themes of merchandise purchased by its customers. The use of this data, in conjunction with purchase history data such as latest order date and order size, helps the Company make niche selections from its database and offer products which are suited to the styles and tastes of its customers.

The Company plans to expand total circulation of its catalogs. The Company believes that its list testing strategy, evaluation of performance data and recognition of the long-term value of a new customer have been significant contributing factors to its success in expanding circulation, achieving acceptable overall response rates and enlarging its proprietary database.

The Company intends to leverage its proprietary database and understanding of product preferences of its primary audience by introducing new complementary catalog titles. For example, Colorful Images and other Company catalogs have produced a database comprised in part of customers who collect certain figurines. The Company believes this provides opportunity to launch new catalogs addressing these particular interests.

Customer Database

The Company's proprietary database stores information on each customer. The information is derived primarily from customer transactions and updated as new transactions are recorded. The Company also conducts prospect mailings to rented and exchanged mailing lists obtained from other companies and sources to obtain new customers and add them to the proprietary database. During 1997, the Company mailed over 77 million copies of five different catalog titles, of which over 45% were mailed to prospective customers.

At the end of 1997, the Company's proprietary database contained approximately 7.4 million customers, catalog requesters and gift recipients, approximately 2.4 million of whom had placed orders with the Company during the last fiscal year. The Company's database has grown substantially during the past three years, increasing from 4.4 million at the end of 1995 to 7.4 million at the end of 1997. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

The Company selects from its database the individuals it believes are most likely to respond to a particular merchandise offer, thus maximizing sales while managing costs as a percent of sales. The Company believes that its ability to analyze its database and select recipients for a particular direct marketing campaign are significant factors in its growth. The Company utilizes various indicators, including frequency and size of order, date of last order, and style and theme of products purchased to offer specific catalog mailings to those most likely to purchase its merchandise. The Company updates its customer database in a real time environment.

Marketing and Product Lines

The Company not only markets to its customer database but also exchanges lists with and rents lists from other direct marketers in order to gain new customers. Prospects receive a catalog or other direct marketing offer tailored to what the Company believes to be their merchandise tastes and preferences based on historical results. The Company currently markets its products primarily under four catalog titles:

1.	Colorful Images

Colorful Images is the trade name under which the Company markets its line of personalized labels, notepads, various personalized products and general merchandise such as T-shirts and collectibles. Under this trade name, the Company creates its own designs, purchases styles and designs from outside sources and licenses certain images on a royalty basis.

The Company's line of personalized self-adhesive labels is one of the largest assortments of such products available from any company. There are over 950 different label choices appropriate to popular interests as well as most regions of the country, many hobbies, professions and lifestyles. The Company now offers self-adhesive labels with popular licensed characters and names such as Snoopy(tm) and other PEANUTS characters, Boyds Bears and Coca-Cola.

The primary marketing vehicle used to sell Colorful Images products is a digest-sized catalog (measuring approximately 5" x 7 1/2" with price points typically ranging from $6.95 to $54.95, excluding shipping and handling. The catalog, which is bright and colorful, features photographs of labels and other products. Since mid-1996, the Colorful Images catalog has been produced in two versions, one for customers and one for prospects. The prospect version generally contains fewer pages and is typically limited to merchandise items which have been popular in past mailings to prospects. The customer version contains merchandise which has been popular in past mailings to customers, additional merchandise in existing categories and new merchandise that the Company wishes to test.

The Company mailed the Colorful Images catalog to customers six times in 1995, seven times in 1996 and nine times in 1997. As discussed above, the catalog is composed of personalized paper products and gift and merchandise products. The Company believes that certain segments of Colorful Images customer database prefer one product line or the other. In 1998, the Company plans to appeal to these preferences by mailing two different Colorful Images catalogs. One edition will include primarily personalized paper products and will be offered to those customers who have demonstrated a paper product buying preference. The other edition will include primarily gift and merchandise products and will be offered to those customers who have demonstrated a preference for purchasing gift and merchandise items. Certain customers who have a history of buying both paper and gift
merchandise products will be mailed both books.   The Company may also test
changing the size of the catalog to the gift and merchandise customers. The current version of the Colorful Images catalog is planned to be mailed two times in 1998. The Colorful Images gift and personalized paper catalogs are currently scheduled to be mailed in 1998 nine and eight times, respectively.

During 1997, Colorful Images active customers those who have purchased from the Company in the last 12 months increased by over 35% to approximately 2,278,000.

The Company also employs a variety of alternate media to generate sales for its Colorful Images products. The primary alternate media utilized are advertisements in newspaper free standing inserts, direct mail co-ops and endorsed offers. These programs help acquire new customers. In 1997, the Company used alternate media more than in 1996. The Company will continue to use alternate media in 1998 but expects that less than 10% of net sales will be produced by this type of circulation.

2.	Linda Anderson

Linda Anderson is the trade name under which the Company markets an assortment of gifts, home decorative merchandise and casual apparel generally at higher price points than Colorful Images. This merchandise is offered through the Linda Anderson catalog, which the Company presents in a style similar to the Colorful Images catalog. Price points in the Linda Anderson catalog typically range from $8.95 to $184.95, excluding shipping and handling.

During 1997, the Company mailed four editions of the Linda Anderson catalog. More than 115,000 customers placed orders through the Linda Anderson catalog in the twelve month period ended December 31, 1997. The Company plans to mail six editions of Linda Anderson in 1998 with several remails that will include limited changes in product offered.

The best performing list for the Linda Anderson  catalog has historically
been  previous 	buyers of  Linda Anderson merchandise.  Certain segments of
the Colorful Images customer database have also traditionally performed
well for Linda Anderson.  This 	demonstrates the Company's basic strategy
of building successful new product lines in part by capitalizing on the customer database already established. As Colorful Images continues to grow, the new customers it generates should benefit Linda Anderson.

3.	Linda Anderson's Collectibles

The initial edition of Linda Anderson's Collectibles was issued in 1997 and included more than 55 lines of collectible merchandise. The catalog included over 450 individual items with product prices between $7.95 and $299.95. The catalog also included information about collecting and the
lines represented.  The Company has previously 	offered a more limited
selection of collectibles lines in existing catalogs and has been pleased with the performance of these products. As a result, the Company's proprietary database contains a number of collectible buyers.

Although the lists tested, the catalog's creative presentation and the merchandise lines offered showed significant promise, Linda Anderson's Collectibles will remain in a "test" status. The Company plans to issue Linda Anderson's Collectibles three times in 1998.

4.	Snoopy etc., a catalog with character

Operating under an agreement with United Feature Syndicate, the licensing agent for Charles M. Schulz, the creator of the PEANUTS( comic strip, the Company has developed a catalog consisting exclusively of merchandise featuring Snoopy( and the other PEANUTS( characters. The merchandise in
the catalog is a combination of items 	from licensed manufacturers and
items designed exclusively by the Company for the catalog. The Company will pay a royalty on sales generated by the catalog.

A 32 page edition of Snoopy etc., a catalog with character was issued one time in 1997 with products generally priced between $7.95 and $598.99 per item. Since 1996,the Company has had a license to feature PEANUTS characters on personalized label products. The Company has accumulated information on its proprietary database concerning buyers of PEANUTS personalized label products and other PEANUTS merchandise sold in its other catalogs. Although response to the initial edition of the catalog was encouraging, the catalog will remain in a "test" status. The Company plans to circulate limited quantities of four editions of the catalog in 1998.


5.	Other Catalogs

The Company's two other catalogs, Colorful Images Presents Impressions and T-Shirts from Colorful Images, were in the "test" stage during 1997. During the first half of 1998, the Company will not pursue further testing and development of Colorful Images Presents Impressions and T-Shirts from Colorful Images and may discontinue them. The Company will concentrate development efforts on Linda Anderson's Collectibles and Snoopy etc., a catalog with character.

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

The Company has numerous ideas for new product lines and direct marketing concepts. All of them involve direct marketing. Most employ the basic strategy of leveraging the Company's existing customer database by offering products and product lines which current customers should find appealing. During 1998, the Company anticipates concentrating on absorbing the new concepts discussed above.

Licensing and Service Marks

Federally registered service marks exist for each of the Company's primary catalog titles. The Company anticipates that it will seek registered service marks for other business concepts and catalog titles as it develops them in the future.

The Company has developed certain artwork used in its labels and other products. In addition, the Company has purchased or licensed rights to certain artwork from third parties, generally for a period of at least five years. Certain rights are also licensed on a royalty basis, including PEANUTS(r), Boyds Collection Ltd.(r), Dreamsicles(r) and others. Management anticipates the licenses and royalty arrangements may be renewed or replaced, as appropriate, with minimal disruption to ongoing operations.

Materials and Inventory

The Company purchases its product inventory from numerous domestic manufacturers and several importers and domestic representatives of foreign manufacturers. Domestic sources supply essentially all of the Company's gift and apparel merchandise. Purchase arrangements with suppliers are generally for a specified product, price and quantity of product. While the Company purchases its base paper stock for most of its personalized labels
from a few vendors,   management believes alternative vendors are available,
if needed. The remainder of the product line and material used in the production of the Company's catalogs are available from many different sources.

Except for a few specialized items which are drop shipped directly from suppliers, the Company maintains an inventory of products it sells. Based on analysis of past catalog mailings, evaluation of probable customer buying patterns and projections of sales levels for new products, the Company has been able to plan its inventory needs without the necessity of committing excessive amounts of working capital to inventory for substantial periods of time. Historically, the Company has monitored and found satisfactory the backorder levels produced by its inventory approach. During the fourth quarter of 1997, gift and merchandise backorder levels rose to an unsatisfactory level primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion. In the future, if the Company's merchandise mix includes more gift and merchandise products, the Company's investment in gift and merchandise inventory as a percentage of sales will need to be increased above historic levels, particularly in the holiday season.

The Company's gift and apparel inventory liquidation processes include product exchange agreements with vendors, sale of outdated products through its small retail outlets and discarding of some items.

The Company spends significant amounts on paper used in the production of its catalogs and paper products. The cost of paper fluctuates. In the last half of 1996 and early 1997, the cost of paper the Company used to produce it catalogs was lower than in previous periods. Accordingly, the Company's cost of doing business during these periods was lower. Paper costs increased during the latter part of 1997. While the Company cannot predict future paper cost increases, such increases would have an impact on the Company's future earnings.

Order Fulfillment

Orders for the Company's merchandise are received by mail, telephone and facsimile. All orders are received and processed at the Company's headquarters in Longmont, Colorado. The Company's ability to timely fulfill orders, especially during the busy pre-Christmas season, is important to the Company's success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the Company's in-house telephone call center. During 1997, approximately 40% of the Company's orders were received by telephone with the remaining 60% of its orders received by mail or facsimile.

The Company's order backlog was approximately $422,000 as of December 31, 1996, and $1,383,000 as of December 31, 1997. Orders represented by this backlog have historically shipped within approximately ten days. During the fourth quarter of 1997, order backlog increased primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion and lack of capacity in certain fulfillment functions. The level of order backlog fluctuates with seasonal sales patterns as discussed above.

The Company generally receives payment in advance from customers for sales and shipping and handling. The Company's orders are shipped via United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

Customer Service

The Company places great emphasis on customer service and has implemented a return policy which attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds and merchandise replacements issued under the return policy in 1997 was approximately 5.4% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Materials and Inventory" or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.

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

Competition

Direct marketing is highly competitive. Thousands of companies offer products via catalog, direct mail, newspaper inserts, television and other media. The Company competes on the basis of the quality, diversity and price of merchandise offered and customer service.

Management believes that, although many companies offer personalized labels, note pads and note cards, there are only a few companies that offer a broad variety of personalized labels comparable to that offered by the Company, which the Company believes is a competitive advantage. The Company's other merchandise product lines face greater competition in the marketplace than the Company's paper products. A substantial number of competitors distribute catalogs that contain portions of the merchandise contained in the Company's catalogs. In addition, certain of the merchandise sold in the Company's catalogs is available through retail stores and other sources.

Certain of the Company's current and potential competitors have significantly greater development, order fulfillment, marketing and capital resources and name recognition than the Company.

Employees

As of December 31, 1997, the Company had approximately 767 employees, 461 of whom were part-time. Of the 306 full-time employees, 22 supported information technology, 22 supported creative and marketing functions, 243 supported fulfillment operations and 19 supported other administrative functions. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

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

Some states also require residents of the state who purchase products by mail order to remit to the state the state sales tax that would be collected by the merchant if the product was sold from a location within the state.
To date, this type of legislation has not had a material impact on the Company's business.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company's identifiable assets are attributable entirely to the Company's domestic operations. The Company has no foreign operations, but does advertise in Canada. Export sales to Canada accounted for approximately $1,037,000, $948,000 and $1,014,000 of the Company's sales in 1995, 1996 and
1997, respectively.  Export sales excluding Canada are insignificant.


ITEM  2.  PROPERTIES


Real Property

The Company's corporate headquarters, administrative offices and operations are located in Longmont, Colorado, approximately 40 miles from downtown Denver. The Company believes that the facilities it occupies are well maintained and in excellent operating condition. The Company purchased approximately 139 acres of undeveloped land in January 1997 and developed and constructed the current headquarters on approximately 11 acres of the site. Some of the remaining land will be held for expansion, and the Company will attempt to sell most of the balance of the acreage to other parties. In late August 1997, the Company moved essentially all of its operations to the new facility. Resumption of certain of the Company's operations, including fulfillment and manufacturing operations, took longer than anticipated. However, the speed and efficiency of fulfillment, manufacturing and shipping operations has increased significantly since the move.

The following table sets forth the primary real property which the Company owns and leases.


Location        Function        Lease Expiration   1998 Rent   Square Feet

Longmont, CO    Headquarters    Owned              Owned       117,000

Longmont, CO    Retail Outlet   Month-to-month     $2,628        1,700

Cheyenne, WY    Retail Outlet   10/31/99          $11,000        1,100


Fulfillment Hardware and Software

All of the Company's order fulfillment hardware is located at its headquarters facility. The primary computer hardware is manufactured by Sun Microsystems, Inc., Xerox Corporation and Data General Corporation. At the time of the move to the new facility in 1997, certain changes and additions to order fulfillment hardware were made. The Company believes these changes and minor modifications and additions should accommodate the Company's near-term growth strategy.

Historically, the Company has used various licensed computer software packages to perform order fulfillment, inventory control and related functions. The Company currently uses an internally developed order processing system developed using Oracle as the primary software platform. Company personnel are working on further improvements to the software. The Company anticipates that the current software with minor additions and modifications should accommodate the Company's near-term growth strategy.


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

Phillip A. Wiland, 51, Chief Executive Officer and Chairman of the Board of Directors since December 18, 1992. Mr. Wiland was President of the Company from the Spin-Off from Wiland Services, Inc. on September 30, 1992 until December 18, 1992. Mr. Wiland was President and Chief Executive Officer of Wiland Services, Inc. from 1971 to September 30, 1992.

J. Michael Wolfe, 39, President and Chief Operating Officer of the Company since December 18, 1992. Mr. Wolfe was Vice President of the Company from the Spin-Off from Wiland Services, Inc. on September 30, 1992 until December 18, 1992. Mr. Wolfe was Vice President, Consumer Products of Wiland Services, Inc. and served in that position from 1989 until the Spin-Off from Wiland Services, Inc. on September 30, 1992. Mr. Wolfe served as Vice President, Product Marketing with Wiland Services, Inc. from 1987 to 1989.

H. Franklin Marcus, Jr., 52, Secretary-Treasurer and Chief Financial Officer of the Company since the Spin-Off from Wiland Services, Inc. on September 30, 1992. Mr. Marcus served as Secretary-Treasurer and Chief Financial Officer of Wiland Services, Inc. from 1978 and from 1989, respectively, until the Spin-Off from Wiland Services, Inc. on September 30, 1992.


PART II


ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS


Market and Price Information

The Company's common stock, par value $.10 (the "Common Stock"), is currently traded on the NASDAQ National Market under the symbol CDIR. The quarterly high and low bid quotations, as reported by the National Association of Securities Dealers, Inc. for each full quarterly period available for reporting by the Company for 1996 and 1997 are set forth below.

     Quarter and Year                  High                  Low

     Calendar 1996
          1st Quarter                 10 1/4               6 3/8
          2nd Quarter                 10 1/4                   9
          3rd Quarter                  9 1/2                   8
          4th Quarter                  9 1/4               8 1/2

     Calendar 1997
          1st Quarter                 17 1/2               9 1/4
          2nd Quarter                 22 3/4                  17
          3rd Quarter                 21 5/8              13 1/4
          4th Quarter                 23 1/4              16 1/2


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported. These prices reflect a two-for-one stock split paid on March 31, 1997 to shareholders of record on March 14, 1997.


Number of Shareholders

As of February 25, 1998, there were approximately 835 registered and beneficial record holders of the Common Stock, according to the Company's Stock transfer agent and registrar.


Dividends

Except for the distribution of proceeds from the disposal of the Company's Direct Marketing Services division in 1992, the Company has never paid cash dividends on the Common Stock. The Company intends to retain earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors, which will periodically review the Company's dividend policy, considering the Company's earnings, capital requirements, and financial condition, among other factors.


ITEM 6.  SELECTED FINANCIAL DATA

                                        December 31,
                                    1997     1996      1995     1994    1993
                                (amounts in thousands except per share data)
INCOME STATEMENT DATA
Net sales                         $78,489  $51,126  $42,147 $20,724  $15,936

Operating income (loss)             2,075    2,562      638  1,403    (2,543)

Income (loss) before income taxes   2,490    2,808      937  1,490    (2,509)

Net income (loss)                   1,615    1,937      843  1,490    (2,252)

Basic earnings (loss) per share	    $0.36    $0.46    $0.20   0.35    $(0.56)

Diluted earnings (loss) per share   $0.33    $0.44    $0.19   0.35    $(0.56)

Weighted average common shares      4,528    4,233    4,211  4,155     3,999

Weighted average common shares and
dilutive stock options               4,828   4,439    4,398  4,305     3,999

BALANCE SHEET DATA
Current assets                      $28,223 $13,443  $8,722 $7,174     $4,174

Current liabilities                  15,079   7,518   4,833  3,963      2,212

Total assets                         40,378  14,487   9,924  8,294      5,047

Long-term liabilities                 6,486       0      67    160        155

Stockholders' equity                 18,813   6,969   5,024  4,172      2,681


Earnings per share data and weighted average common shares and common share equivalents outstanding have been restated to reflect the 1994 and 1997 two-shares-for-one-share stock splits.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales increased $27.4 million, or 54%, to $78.5 million for 1997 from $51.1 million in 1996 and increased $9.0 million, or 21%, in
1996 from $42.1 million in 1995.   The increases in sales resulted primarily
from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and a greater number of products offered. Personalized paper product sales increased by approximately $7.8 million, or 25%, to $39.3 million in 1997 from $31.5 million in 1996 and increased $2.9 million, or 10% in 1996, from $28.6 million in 1995. Personalized paper products sales decreased as a percentage of total sales from 65% in 1995 to 59% in 1996 to 48% in 1997. These decreases occurred primarily because of a pattern of advertising and sales of a greater number of gift and merchandise items as a percentage of total product advertised.

Cost of product and delivery as a percentage of sales was 53% in 1997, as compared to 52% in 1996 and 53% in 1995. Gross profit increased by $12.3 million, or 51%, to $36.6 million in 1997 from $24.3 million in 1996 and increased $4.4 million, or 22%, in 1996 from $19.9 million in 1995. Gross profit as a percentage of net sales was 47% in 1997, 48% in 1996 and 47% in 1995. The decrease in gross profit in 1997 resulted primarily from increased sales of gift and merchandise items which generally have higher product costs as a percentage of sales than personalized paper products. The increase in gross profit as a percentage of sales in 1996 occurred primarily because of improved efficiencies of operations, increased sales of paper products which generally have substantially higher margins than gift and
other merchandise and higher sales over which to spread fixed costs.   In
1997, 1996 and 1995, personalized paper product costs were less than 15% of sales price compared to other gift and merchandise products whose costs were in excess of 30% of sales price.

Selling, general and administrative expenses increased $12.8 million, or 59%, to $34.5 million in 1997 from $21.7 million in 1996 and increased $2.5 million, or 13%, in 1996 from $19.2 million in 1995. Selling, general and administrative costs as a percentage of sales were 44% in 1997, 43% in 1996 and 46% in 1995. The increase in 1997 primarily related to increased paper costs in the last quarter of the fiscal year and a higher level of prospect marketing in 1997 as compared to 1996. Such prospect marketing generally has higher marketing costs as a percentage of sales than customer marketing. The decrease in 1996 primarily resulted from improved response rates to Company advertising, lower paper costs during the last few months of the year and increased sales over which to absorb relatively stable fixed costs.

Operating income decreased by $487,000 to $2,075,000 in 1997 from $2,562,000 in 1996. Operating income increased by $1,924,000 to $2,562,000 in 1996 from $638,000 in 1995. Operating income decreased as a percentage of sales to 2.6% in 1997 from 5.0% in 1996, operating income in 1995 was 1.5% as a percentage of sales. Other income, consisting primarily of interest income, vendor payment discounts and interest expense, was $415,000 for 1997, $246,000 for 1996 and $298,000 for 1995.

Income tax expense was $875,000 in 1997, $871,000 in 1996 and $94,000 in
1995. The income tax rate in 1997 was approximately 35% which was lower than the statutory Federal and state tax rates, because of the availability of certain state income tax credits. The income tax rate in 1996 was approximately 31% which was lower than the statutory rate, because of the availability of research and development credits. The income tax rate in 1995 was approximately 10% which was lower than the statutory rate, due to the availability for book purposes of valuation allowances for deferred tax assets, all of which were utilized in 1995. If the Company continues to be profitable in 1998, management anticipates the income tax rate will be approximately 35%.

The Company's net income decreased by $322,000 to $1,615,000 in 1997 from $1,937,000 in 1996. Net income in 1996 increased by $1,094,000 to
$1,937,000 from $843,000 in 1995. Diluted earnings per share were $.33 for 1997, $.44 for 1996 and $.19 for 1995.

Company sales have certain seasonal fluctuations that primarily relate to the purchasing patterns of individual consumers and increased levels of advertising. These patterns tend to concentrate sales in the latter half of the year, particularly during the Christmas season. In 1997, 1996 and 1995, approximately 42%, 41% and 39%, respectively, of sales occurred in the last three months of the year. The net earnings of any interim quarter are usually seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. During the last three years, prices for the Company's products have not increased significantly.

On February 25, 1997, the Board of Directors authorized the issuance of a 2-for-1 stock split to be effected in the form of a 100% stock dividend payable March 31, 1997, for stockholders of record on March 14, 1997. Historical per share data has been adjusted to reflect the effect of this stock split.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $7,349,000 in 1997, increased by $3,100,000 in 1996 and decreased by $13,000 in 1995. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

Increased advertising over 1996 levels, the forward buying of approximately $1.7 million of paper for catalogs, the distribution of a greater number of catalogs and the distribution of a significant number of catalogs near the end of the fourth quarter of 1997 and very early in January 1998 were the primary factors in the increase of deferred advertising by $3,797,000 in 1997. The increase in deferred advertising costs of $1,612,000 in 1996 primarily related to incurring costs for significant portions of January 1997 catalogs in 1996 and increased catalog circulation in January 1997 as compared to the same period in 1996. The increase in deferred advertising costs of $58,000 in 1995 primarily related to the distribution of January 1996 catalogs in early January as compared to distribution of January 1995 catalogs in late December of 1994. If the January 1996 catalogs had been distributed in December 1995, management believes deferred advertising costs and accounts payable in 1995 would have increased by approximately $1,000,000. The increases of inventories of $2,552,000 and $1,640,000 in 1997 and 1995, respectively, related primarily to increased sales. The increase in accounts payable of $4,514,000 in 1997 and $2,216,000 in 1996 primarily relates to the incurring of significant advertising costs for January mailings of the subsequent year and timing of payments for inventory. During the fourth quarter of 1997, the increase in customer liabilities (primarily unshipped customer orders and a reserve for future customer warranty costs and product returns) of $953,000 related primarily to an increase in customer order backlog caused by inventory backorder and a lack of capacity in certain fulfillment functions. The large increase in sales in the fourth quarter of 1995 was the primary reason for the $480,000 increase in customer liabilities in 1995. Net income of $1,164,000, $1,937,000 and $843,000 in 1997, 1996 and 1995, respectively, contributed significantly to increased cash in these years .

Significant items of investment of cash during the periods were purchases of property and equipment of $11,653,000, $377,000 and $550,000 in 1997, 1996
and 1995, respectively, and the use of $500,000 to collateralize a letter of credit during 1997. The 1997 purchases of property and equipment related primarily to the purchase of undeveloped land and costs of a newly constructed facility that the Company moved into in the third quarter of 1997. The purchases during 1996 and 1995 related primarily to computer equipment, order fulfillment equipment and furniture to accommodate the sales growth and expansion of the Company's computer systems. The letter of credit related to certain obligations generally expected to be resolved within one year, in connection with improvements to the building site.

In early July 1997, the Company completed a secondary offering of 1.5 million shares of its common stock. As part of the offering, the Company issued and sold 471,404 shares. The underwriters also elected to exercise their over-allotment option for 225,000 additional shares. Net proceeds from this transaction were approximately $10,213,000.

During 1997, the Company closed on credit facilities with Bank One, Colorado, N.A. ("Bank One") for long-term financing on its new facility and a land development loan for the portion of property held for expansion or sale. The Company has facility mortgages of $4,480,000 bearing interest at a rate of 5.86%, plus approximately 1% in bank fees and $1,500,000 with interest at 7.875%. The land development loan is $1,300,000 with a variable interest rate equal to Bank One's prime rate plus 1.5% (10.0% at December 31, 1997). In 1998, the company anticipates borrowing the remainder of the land development loan, approximately $178,000. The company also has available through Bank One two revolving lines of credit, $1 million for the purchase of paper to be used in future catalog mailings and $1 million for general purposes. The revolving lines of credit expire in April 1998, at which time the company anticipates being able to renew the arrangements.
The $6,996,000 increase in debt during 1997 represents draws on these credit facilities. At December 31, 1997, the Company was in compliance with all the debt covenants of the credit facilities.

The Company had $13,774,000 of cash and cash equivalents at December 31, 1997. Management believes that results of operations, continued operational planning review procedures, current cash balances, line of credit availability, financing obtained for construction of the new facility and proceeds from the stock offering will produce funds necessary to meet its anticipated working capital requirements for the current year.


YEAR 2000 ISSUE

The Company is taking actions to understand the nature and extent of the work to make its systems and infrastructure Year 2000 compliant. The bulk of the Year 2000 issues relate to applications supplied by third parties and the Company has either received written assurances of compliance or verbal assurances that patches will be available to bring the systems into compliance. However, there can be no assurance that the systems of these other companies will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company believes that the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed timely, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company plans to be fully compliant by the end of fiscal 1998 and estimates that Company costs of such compliance will be immaterial.


FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 1998 and beyond, are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

*     changes in postal rates, the cost of paper or printing costs;

* changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that the Company offers in its catalogs;

*     continued access to adequate rental or exchanged lists;

* changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers;

* competitive factors including name recognition and the Company's relative newness to the mail-order catalog business;

*     lack of availability/access to capital;

* lack of availability/access to reliable sources of supply for appropriate inventory;

*     continued employment of certain key employees;

* state tax issues relating to the taxation of out of state mail-order companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;

* lack of effective performance of customer service and the Company's order fulfillment system; and

* changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements of Concepts Direct, Inc. are set forth below:

Report of Independent Auditors on the financial statements and schedules of Concepts Direct, Inc. for the years ended December 31, as set forth below.

Balance Sheets as of December 31, 1997 and 1996

Income Statements for the years ended December 31, 1997, 1996 and 1995

Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

Statements of Cash flows for the years ended December 31, 1997, 1996 and
1995

Notes to Financial Statements - December 31, 1997

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


Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying balance sheets of Concepts Direct, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
    Denver, Colorado
    February 19, 1998


CONCEPTS DIRECT, INC.
BALANCE SHEETS
                                           December 31,       December 31,
                                                   1997               1996
ASSETS
Current assets
   Cash and cash equivalents                $13,773,815         $6,425,137
   Restricted cash                              128,403                  0
   Accounts receivable, less allowances         259,219            165,833
   Deferred advertising costs                 7,616,138          3,818,827
   Inventories, less allowances               5,167,729          2,783,999
   Income taxes recoverable                     373,000                  0
   Prepaid expenses and other                   904,281            248,920

      Total current assets                   28,222,585         13,442,716

Property and equipment, net                  11,860,954            792,199

Other assets                                    294,263            252,068

TOTAL ASSETS                                $40,377,802        $14,486,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                          $9,837,028         $5,323,278
   Current maturities of debt and lease
         obligations                            594,971             59,457
   Accrued employee compensation              1,101,972            584,868
   Customer liabilities                       1,715,775            762,491
   Interest payable                              20,980                  0
   Current and deferred income taxes
         payable                              1,808,056            787,643
      Total current liabilities              15,078,782          7,517,737

Debt obligations                              6,486,384                  0

Commitments and contingencies


Common stock, $.10 par value, authorized
   6,000,000 shares, issued and outstanding
   4,957,286 and 2,121,108 (pre-split) in
   1997 and 1996, respectively                  495,729            212,111
Additional paid-in capital                   14,319,338          4,374,455
Retained earnings                             3,997,569          2,382,680

   Total stockholders' equity                18,812,636          6,969,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $40,377,802        $14,486,983

See notes to financial statements.


CONCEPTS DIRECT, INC.
INCOME STATEMENTS
                                                Year Ended December 31,
                                              1997         1996         1995

Net sales                              $78,488,903  $51,125,844  $42,146,997

Operating costs and expenses
   Cost of product and delivery         41,899,656   26,833,956   22,286,173
   Selling, general and administrative  34,513,972   21,729,621   19,222,425

Total operating costs and expenses      76,413,628   48,563,577   41,508,598

Operating income                         2,075,275    2,562,267      638,399

Other income, net                          414,614      245,936      298,266

Income before income taxes               2,489,889     2,808,203     936,665

Provision for income taxes                 875,000       871,000      94,000

Net income                              $1,614,889    $1,937,203    $842,665


Basic earnings per share                     $0.36         $0.46       $0.20
Diluted earnings per share                   $0.33         $0.44       $0.19

Weighted average number of common
     shares                              4,528,486     4,233,177   4,210,937
Weighted average number of common
     shares and dilutive stock options   4,827,561     4,438,564   4,398,436

See notes to financial statements.


CONCEPTS DIRECT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                        Number of                                     Total
                        shares of           Additional   Retained     Stock-
                           Common   Common     Paid-In   Earnings   holders'
                            Stock    Stock     Capital   (Deficit)    Equity

Balance at December 31,
   1994                  2,110,774 $211,077  $4,357,757  $(397,188) $4,171,646
Net income                       0        0           0    842,665     842,665
Exercise of stock options    5,667      567       8,876          0       9,443

Balance at December 31,
   1995                  2,116,441   211,64    4,366,63    445,477   5,023,754
Net income                       0        0           0  1,937,203   1,937,203
Exercise of stock options    4,667      467       7,822          0       8,289

Balance at December 31,
   1996                  2,121,108  212,111   4,374,455  2,382,680   6,969,246

Net income                       0        0           0  1,614,889   1,614,889
Stock split              2,125,441  212,544    (212,544)         0           0
Exercise of stock options   14,333    1,433      14,394          0      15,827
Sale of common stock       696,404   69,641  10,143,033          0  10,212,674

Balance at December 31,
   1997                  4,957,286 $495,729 $14,319,338 $3,997,569 $18,812,636

See notes to financial statements.


CONCEPTS DIRECT, INC.
STATEMENTS OF CASH FLOWS
                                              Year Ended December 31,
					1997		1996		1995
OPERATING ACTIVITIES
Net income                                   $1,614,889  $1,937,203  $842,665
Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for (recovery of) losses on
      accounts receivable                        16,000      23,000    (3,130)
   Provision for losses in inventory values     168,506      41,721    32,602
   Depreciation                                 597,089     520,698   507,689
   Increase in current and deferred income
      taxes payable                           1,020,413     696,718    90,925
   Loss (gain) on disposals of property and
      equipment                                    (410)     59,013         0
   Changes in operating assets and
         liabilities:
      Accounts receivable                      (109,386)   (80,731)   119,339
      Deferred advertising costs             (3,797,311 (1,611,583)   (57,560)
      Inventories                            (2,552,236)   (26,842)(1,639,514)
      Income taxes recoverable                 (373,000)         0          0
      Prepaid expenses and other               (655,361)    34,334    (13,681)
      Accounts payable                        4,513,750  2,216,104     94,078
      Accrued employee compensation             517,104    (54,075)   191,755
      Customer liabilities                      953,284   (145,773)   480,173
      Interest payable                          126,973          0          0

NET CASH PROVIDED BY OPERATING ACTIVITIES     2,040,304  3,609,787     645,341

INVESTING ACTIVITIES
Cash restricted as collateral                  (500,000)         0           0
Release of cash restricted as collateral        371,597          0           0
Purchases of property and equipment         (11,652,622)  (377,426)   (550,328)
Sales of property, equipment and investments        410        260           0
Other investing activities, net                 (55,417)   (45,300)    (38,135)

NET CASH USED IN INVESTING ACTIVITIES       (11,836,032)  (422,466)   (588,463)

FINANCING ACTIVITIES
Principal payment of  debt and lease
   obligations                                  (79,947)   (95,311)    (79,498)
Issuance of debt obligations                  6,995,852          0           0
Sale of common stock                         10,212,674          0           0
Exercise of common stock options                 15,827      8,289       9,443

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                17,144,406    (87,022)    (70,055)

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                7,348,678  3,100,299     (13,177)

Cash and cash equivalents at beginning
   of year                                    6,425,137  3,324,838   3,338,015

Cash and cash equivalents at end of year    $13,773,815 $6,425,137  $3,324,838

See notes to financial statements.


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

The Company's sales are attributable entirely to United States operations. Export sales to Canada were approximately 1.3%, 1.9% and 2.4% of total sales in 1997, 1996, 1995, respectively. Export sales, excluding Canada, were less than 1%.

Cash Equivalents: The Company considers all highly liquid investments, including marketable securities, with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities are carried at cost which approximates market value and consisted of the following at December 31:
                                                   1997                1996
U.S. Government and  U.S.
      Government Backed Obligations          $4,949,100          $4,555,206
Commercial Certificates of Deposit                    0             360,000

Total Marketable Securities                  $4,949,100          $4,915,206

Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $30,202,000, $18,373,000 and $16,477,000 in 1997, 1996 and 1995, respectively.

Inventories: Inventories of products, net of valuation allowances of $394,000 and $400,000 at December 31, 1997 and 1996, respectively, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:   Such assets are stated on the basis of cost.
Buildings and purchased and leased computer software is depreciated using the straight-line method. All other property and equipment is depreciated using accelerated methods. Interest capitalized during the 1997 construction of the Company's new facility was $6,000.

Warranties: The Company's sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for various periods. The Company accrues for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience.

Income Taxes:   Deferred income taxes are based on the liability method as prescribed by Statement of Financial Accounting Standards No. 109 which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Earnings Per Share:   In 1997, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128). Statement no. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Dividend Policy: At the present time, the Company intends to retain earnings to provide funds for operations and expansion of the Company's business. Thus, it does not foresee paying cash dividends in the future.

Barter Transactions: The Company regularly exchanges customer names with other direct marketers, on a name for name basis, with no payment made or received. Such exchanges are not reflected in the Company's financial statements.

Comprehensive Income: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has reviewed the reporting requirements of the statement, and determined that no disclosures are necessary.

Segment Reporting: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has not completed its analysis of whether the reporting requirements of Statement No. 131 apply to the Company's operations. The Company does not expect any significant additional disclosures to be necessary when the statement is adopted in 1998.


NOTE 2.   Statements of Cash Flows

Following is supplemental information to the statements of cash flows:
                                                 Year Ended December 31,
                                                  1997     1996       1995
Non-cash investing and financing activities:
   Debt refinanced                          $3,842,427       $0         $0
   Interest financed as debt                   105,993        0          0

Cash - flow data:
Cash paid during the year for:
   Interest                                    $60,486   $12,801   $19,197
   Income taxes                                227,587   174,282     3,075


NOTE 3.   Property and Equipment

Following is a summary of property and equipment at:
                                                                  Principal
                                                  December 31,    Estimated
                                             1997      1996    Useful Lives

Data processing equipment               $1,539,708 $1,071,792     3-5 years
Purchased and leased computer software     547,812    389,269       5 years
Furniture and equipment                  1,869,800    761,350     3-5 years
Building                                 7,168,860          0      30 years
Leasehold improvements                       6,933    368,233       5 years
Land used in operations                  1,110,915 	    0           N/A
Land held for sale or expansion          1,820,614          0           N/A
Deposits on land and building                    0    182,676           N/A

                                        14,064,642  2,773,320
Less accumulated depreciation           (2,203,688)(1,981,121)

                                       $11,860,954   $792,199

In January, 1997, the Company purchased approximately 139 acres of undeveloped land in Longmont, Colorado. The Company used approximately eleven acres of this land for a new facility and intends to hold the remaining land for sale or expansion.


NOTE 4.   Letter of Credit


On March 25, 1997, an irrevocable standby letter of credit for $500,000 was issued by a regional bank. The letter of credit relates to certain obligations anticipated to be resolved within one year, in connection with improvements to the Company's land. The letter of credit is collateralized by restricted cash held on deposit in an interest bearing account at the issuing bank. As of December 31, 1997, $128,403 remained unresolved. The balance of the letter of credit has been released.


NOTE 5.   Lines of Credit and Debt and Lease Obligations


Debt and lease obligations consist of the following at December 31:
                                                       1997          1996
Mortgage loan payable to bank, principal and
interest payable monthly, with balance
due in 2005 at approximately 7%.                 $4,480,000            $0

Mortgage loan payable to bank, principal and
interest payable monthly through 2002, with
interest at 7.875%.                               1,479,510             0

Note payable to bank, principal and interest
payable monthly, balance due in 2000 with
interest at prime plus 1.5% (10% at December
31,1997).                                          1,121,845            0-

6.75 % capital lease obligation due in 1997                0        32,251

15.75% capital lease obligation due in 1997                0        27,206

Total debt and lease obligations                  $7,081,355       $59,457

Less current maturities                              594,971        59,457

Long-term debt obligations                        $6,486,384            $0

The estimated aggregate debt maturities as of December 31, 1997 are:

1998                             $594,971
1999                              705,173
2000                            1,082,718
2001                              521,955
2002                              534,538
Thereafter                      3,642,000

Long-term debt obligations     $7,081,355

The carrying amounts of the mortgages and note payable borrowings approximate their fair market value as all borrowings have interest rates which approximate the current market rates for such borrowings.

In May, 1997, the Company entered into a $3,700,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate.

$700,000 of the credit facility was available to finance furniture and equipment purchases, if needed. No borrowing were made under the $700,000 credit facility, which was cancelled in November, 1997 in connection with the Company's permanent mortgage financing of its new facility.

$1,000,000 of the credit facility is available as a revolving line of credit to finance the purchase of paper to be used in future catalog mailings. No borrowings have been made under the line of credit.

$2,000,000 of the credit facility was available for general working capital purposes, at management's discretion, in the form of a revolving line "of credit. No borrowings have been made under the line of credit, which was reduced to $1,000,000 in November, 1997 in connection with" the Company's permanent mortgage financing of its new facility.

The remaining $2,000,000 of the credit facility expires in April, 1998, at which time the Company anticipates being able to renew the arrangements.

All debt obligations and available lines of credit outstanding as of December 31, 1997 are secured by the Company's cash, inventories, accounts "receivable, and property and equipment. The Company must comply with certain financial and performance covenants, including a minimum" "current ratio, a minimum tangible net worth, a maximum total debt to equity ratio and a minimum debt service coverage ratio. The Company" must also maintain it primary deposit accounts with the bank.


NOTE 6.    Operating Lease Obligations


Future minimum lease payments for all non-cancelable operating leases are as follows at December 31, 1997:

1998                                         $921,000
1999                                          909,000
2000                                          747,000
2001                                          454,000
2002                                           70,000
Thereafter                                          0

Total future minimum lease payments        $3,101,000

The Company leases various equipment used in operations under agreements which expire at various dates through December 2001, excluding various renewal options available, some of which are subject to annual adjustments for cost escalation. Total rental expense for all continuing operations operating leases amounted to $1,327,000, $1,269,000 and $1,072,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 7.   Other Income, Net


Following is a summary of the Company's other income (deductions):
                                              Year Ended December 31,
                                         1997       1996 1995

Interest income	                     $343,550       $161,430  $144,718
Interest expense                     (181,538)       (12,801)  (19,197)
Vendor payment discounts              244,791        121,149   134,771
Other, net                              7,811        (23,842)   37,974

                                     $414,614       $245,936  $298,266


NOTE 8.  Income Taxes

The differences between federal statutory income tax rates and the Company's effective tax rates are as follows:
                                                 Year Ended December 31,
                                                  1997      1996      1995

Federal tax expense at statutory rate         $847,000  $955,000  $318,000
Effect of permanent differences                  3,000     3,000     3,000
State income tax less federal tax benefits       5,000    17,000     7,000
Research and experimentation tax credits             0  (104,000)        0
Revision of prior year estimates                20,000         0         0
Valuation allowance for deferred tax assets          0         0  (234,000)

                                              $875,000  $871,000   $94,000

The income tax expense consists of the following:
                                      Year Ended December 31,
               1997          1997        1996      1996       1995     1995
              Current      Deferred    Current   Deferred   Current  Deferred

Federal     $(202,000)   $1,069,000   $141,000   $702,000   $54,000   $37,000
State          30,000       (22,000)     7,000     21,000     2,000     1,000

            $(172,000)   $1,047,000   $148,000   $723,000   $56,000   $38,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets consist of the following:

                                                  December 31,
                                            1997         1996       1995
Deferred tax liabilities:
   Deferred advertising costs        $(2,589,000)  $(1,337,000)$(773,000)

Deferred tax assets:
   Allowance for doubtful accounts     19,000        14,000        6,000
   Inventory differences              308,000       236,000      376,000
   Property and equipment              92,000       160,000      142,000
   Other nondeductible accruals       206,000       166,000      211,000
   Net operating loss carryforwards   156,000             0            0

Deferred tax assets                   781,000       576,000      735,000

Net deferred tax liabilities      $(1,808,000)    $(761,000)    $(38,000)

At December 31, 1997, the Company has net operating loss carryforwards of approximately $450,000 available for income tax purposes, which expire in 2012.


NOTE 9.    Stockholders' Equity

On July 2, 1997, the Company completed a stock offering for 1.5 million shares of common stock. As part of the offering, the Company issued 471,404 shares of stock. The remaining 1,028,596 shares were sold by certain existing shareholders of the Company. An underwriters' overallotment option for an additional 225,000 shares was also exercised on July 9, 1997. The Company received approximately $10,213,000 net proceeds, after deducting its pro-rata percentage of the costs of the offering. The Company's pro-rata costs of the offering were $929,790.

On February 25, 1997, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, payable March 31, 1997 to shareholders of record on March 14, 1997. Accordingly, December 31, 1997 balances reflect the split with an increase in common stock and a reduction in additional paid-in capital of $212,544. Stock option, share and per share data have been retroactively adjusted to reflect the split, except where noted as pre-split.

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan, certain key employees were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of the grant. Options granted are exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 270,000 and 278,000 shares of common stock authorized and reserved for issuance under the plan as of December 31, 1997 and 1996, respectively. "

Under the terms of the Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 50,666 and 61,332 shares of common stock authorized and reserved for issuance under the plan as of December 31, 1997 and 1996, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), requires use of option valuation models that were not developed for use in valuing the stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted
average assumptions:                          1997       1996        1995

Risk-free interest rate                        5.5%        5.5%        5.5%
Dividend yields                                0.0%        0.0%        0.0%
Volatility factors of the expected market
   price of the Company's common stock        0.573       0.587       0.587
Weighted-average expected life of the
   employee stock options                 5.5 years   5.5 years   5.5 years
Weighted-average expected life of the
  non-employee stock options                2 years      2 years    2 years

The weighted-average fair value of options granted were as follows:
                                               1997        1996        1995
1992 Employee Plan                           $12.72       $5.25       $2.17
1992 Non-Employee Plan                           $0       $3.40          $0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective tions- tions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
Company's pro forma information follows: 1997 		1996 	1995

Pro forma net income                   $1,520,263  $1,911,760  $828,269
Pro forma basic earnings per share          $0.34       $0.45     $0.20
Pro forma diluted earnings per share        $0.31       $0.43     $0.19

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

A summary of the Company's stock option activity, and related information follows:
                                 1992 Employee Plan 1992   Non-Employee Plan
                                   Weighted                         Weighted
                                     Number     Average	    Number   Average
                                         of    Exercise	        of  Exercise
                                     Shares       Price	    Shares     Price

Outstanding at December 31, 1994    176,000       $0.88     40,000     $1.45
Granted at market price	             49,000       $3.77          0        $0
Exercised                                 0          $0    (11,334)    $0.83

Outstanding at December 31, 1995    225,000       $1.51     28,666     $1.69
Granted at market price              25,000       $9.13     16,000     $9.75
Exercised                            (2,000)      $0.58     (7,334)    $0.97
Canceled                             (8,000)      $0.88          0        $0

Outstanding at December 31, 1996    240,000       $2.33     37,332     $5.28
Granted at market price	             20,000      $21.69          0        $0
Exercised                            (8,000)      $0.54    (10,666)    $1.12
Canceled                                  0          $0          0        $0

Outstanding at December 31, 1997    252,000       $3.92     26,666     $6.95


A summary of outstanding options, by year they become exercisable, follows:

                         1992 Employee Plan     1992 Non-Employee Plan
                          Weighted                   Weighted
                            Number     Average	      Number    Average
                                of    Exercise	          of   Exercise
                            Shares       Price         Shares      Price

         1997               34,000       $0.55         16,002      $5.08
         1998               42,000       $0.88          5,336      $9.75
         1999               54,250       $1.53          5,328      $9.75
         2000               46,500       $2.84              0         $0
         2001               35,500       $6.54              0         $0
         2002               23,500       $9.00              0         $0
         2003               11,250      $14.71              0         $0
         2004                5,000      $21.69              0         $0

Outstanding at
   December 31, 1997       252,000       $3.92         26,666      $6.95

Exercise price range of options outstanding:
1992 Employee Plan          $0.50-$21.69
1992 Non-Employee Plan       $2.75-$9.75

Weighted-average remaining contractual life of options outstanding
1992 Employee Plan            7.35 years
1992 Non-Employee Plan        3.16 years


NOTE 10.   Employee Retirement Savings Plan

In May 1985, the Company adopted a Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to any employee of the Company who has completed one year of service and is age twenty-one or older. The Company contributes $10 monthly for each eligible employee, plus up to $.50 for each dollar contributed by each participant on the first 4% of eligible compensation, depending on years of service. The Company may contribute an additional amount if it has sufficient profits. The Company's Contributions to employees of Concepts Direct, Inc. were $66,000, $55,000 and $33,000 in 1997, 1996 and 1995, respectively.


NOTE 11.   Quarterly Financial Information (Unaudited)
                                                           Basic      Diluted
                                  Income       Net      Earnings     Earnings
                    Net      (Loss) from    Income     (loss) per   (loss) per
                  Sales	      Operations     (Loss)  Common Share Common Share

                        (Dollars in thousands except per share data)

1995:
   First         $8,100            $291       $229         $0.05        $0.05
   Second         9,491             192        177          0.04         0.04
   Third          8,307            (282)      (137)        (0.03)       (0.03)
   Fourth        16,249             437        574          0.14         0.13
1996:
   First        $11,584            $263       $266         $0.06        $0.06
   Second         9,000           (344)       (220)        (0.05)       (0.05)
   Third          9,800            258         220          0.05         0.05
   Fourth        20,742          2,386       1,671          0.39         0.38
1997:
   First        $15,952           $951        $673         $0.16        $0.15
   Second        14,766            446         368          0.09         0.08
   Third         14,630         (1,039)       (591)        (0.12)       (0.11)
   Fourth        33,141          1,717       1,165          0.23         0.22

(a) The 1995 fourth quarter was favorably impacted by the reversal of a $234,000 deferred tax asset valuation allowance which reversal resulted from the Company having taxable temporary differences greater than deductible temporary differences and loss carryforwards at December 31, 1995.

The 1995, 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.



              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            CONCEPTS DIRECT, INC.
                        Year Ended December 31, 1997

           COL. A	         COL. B     COL. C   COL. D   COL. E	COL. F

                                           Charged Charged
                                        (Credited)      to             Balance
                            Balance at   to Costs    Other    Deduc-        at
			     Beginning        and Accounts-    tions    End of
	DESCRIPTION	     of Period   Expenses Describe  Describe    Period
---------------------------  ---------  --------- --------  --------   -------

Year Ended December 31, 1997
 Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 41,000  $  16,000 $     0  $       0   $57,000
  Allowance for inventory
     obsolescence              400,000    168,506       0   (174,506)b 394,000
                              --------  --------- -------  ---------  --------
 Totals deducted from asset
    accounts                  $441,000  $ 184,506 $     0  $(174,506) $451,000
                              ========  ========= =======  =========  ========
 Product warranty liability   $254,124  $  32,173 $     0  $       0  $286,297
                              ========  =========  ======  =========  ========

Year Ended December 31, 1996
Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 18,078  $ 23,000  $     0  $    (78)a 	41,000
  Allowance for inventory
     obsolescence              691,542    41,721        0  (333,263)b  400,000
                              --------  --------  -------  ---------   -------
 Totals deducted from asset
    accounts 	                $709,620  $ 64,721  $     0  $(333,341) $441,000
                              ========  ========  =======  =========  ========
 Product warranty liability   $383,064 $(128,940) $     0  $       0  $254,124
                              ========  ========  =======  =========  ========

Year Ended December 31, 1995
 Deducted from asset accounts:
  Allowance for doubtful
     accounts 	              $ 21,130  $( 3,130) $     0  $      78   $18,078
  Allowance for inventory
     obsolescence              761,981    32,602  $     0   (103,041)b 691,542
                               -------  --------  -------  ---------   -------
 Totals deducted from asset
    accounts 	                $783,111  $ 29,472  $     0  $(102,963) $709,620
                              ========  ========  =======  =========  ========
 Product warranty liability   $129,111  $253,953  $     0  $       0  $383,064
                              ========  ========  =======  =========  ========

     a)  Uncollectable accounts written off, net of recoveries.
     b)  Inventory written off, net of recoveries.



ITEM 9. CHANGES IN AND DISAGREEMENTS \WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.


PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 24, 1998 is not to be deemed filed as a part of this Report.


ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 24, 1998.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.


ITEM  11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors" and "Executive Compensation" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 24, 1998.


ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 24, 1998. The Company does not know of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated herein by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 24, 1998.


PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

(a)   Documents filed as part of this report:

1. The financial statements and related Report of Independent Auditors required by this item are listed and included in Item 8 of this report.

2. The financial statement schedules required by this item are listed and included in Item 8 of this report.

3. Exhibits required to be filed by Item 601 of Regulation S-K: SEE INDEX TO EXHIBITS

(b) No Reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1997.



INDEX TO EXHIBITS

(3) 	Articles of incorporation and bylaws.

3(a) Registrant's Amended and Restated Certificate of Incorporation filed as
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by this reference.

3(b) Registrant's Bylaws and Statement of Organization of the Incorporator filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by this reference.


(4) Instruments defining the rights of security holders, including indentures.

4(a) See the Seventh Article of Exhibit 3(a) and Articles I, IV, V, VI and VII of Exhibit 3(b).


(10)   Material Contracts.

10(a) Real Estate Contract and Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and is expressly incorporated herein by this reference.

10(b) First amendment dated May 10, 1996 to Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and is expressly incorporated herein by this reference.

10(c) Second amendment dated November 26, 1996 to Purchase and Sale Agreement dated March 20, 1996 between registrant and Richard B. Norton. This agreement was previously filed as exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(d) Letter of Intent between registrant and Saunders Construction, Inc. dated January 21, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain earthwork activities. This agreement was previously filed as exhibit 10(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(e) Letter of Intent between registrant and Saunders Construction, Inc. dated February 20, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain material pre-orders and structural work. This agreement was previously filed as exhibit 10(g) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(f) Contract between registrant and Intergroup, Inc. as Architect for the Provision of Architectural Services, dated September 4, 1996, in connection with the design of a new facility for registrant in Longmont, Colorado. This agreement was previously filed as exhibit 10(h) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(g) Registrant's amended Profit Sharing Plan, reflecting an amendment under Section 401(k) of the Internal Revenue Code dated May 31, 1985. This Plan was previously filed as Exhibit 10(l) to Wiland Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and is expressly incorporated herein by this reference (Wiland Services, Inc.'s Reporting Number is 0-12967).

10(h) Standard Form of Agreement between Registrant and Saunders Construction, Inc. as Contractor, dated May 1, 1997, in connection with construction of a new facility for Registrant in Longmont, Colorado. This agreement was previously filed as exhibit 10.11 to Registrant's Amendment No. 1 to Form S-1 filed on June 4, 1997 and is expressly incorporated herein by reference.

10(i) Loan Agreement between Registrant and Bank One, Colorado, N.A. as lender, dated May 1, 1997, in connection with a $3.7 million credit facility. This agreement was previously filed as exhibit 10.12 to Registrant's Amendment No. 1 to Form S-1 filed on June 4, 1997 and is expressly incorporated herein by reference.

10(j) Land Development Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

10(k) Construction Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 2 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

10(l) 1998 Incentive Compensation Plan for officers of the registrant is filed herewith.

10(m) 1992 Stock Option Plan was previously filed as Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

10(n) 1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.


(23)   Consent of Experts and  Counsel.

23(a) The Consent of Ernst & Young LLP to incorporation by reference of Auditor's report into the registrant's Registration Statement on Form S-8 (File No. 33-66964) dated August 3, 1993 pertaining to the Concepts Direct, Inc. 1992 Stock Option Plan and 1992 Non-Employee Director Stock Option Plan is filed herewith.


(27)   Financial Data Schedule

27(a) The financial data schedule is included in the electronic Edgar filing only.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTS DIRECT, INC.


Date: March 13, 1998  By: /s/ Phillip A. Wiland
                          Phillip A. Wiland
                          Chief Executive Officer
                          Principal Executive Officer


Date: March 13, 1998  By: /s/ H. Franklin Marcus, Jr.
                          H. Franklin Marcus, Jr.
                          Secretary/Treasurer
                          Chief Financial Officer
                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 1998      /s/ Michael T. Buoncristiano
                              Michael T. Buoncristiano, Director

Date: March 13, 1998      /s/ Robert L. Burrus, Jr.
                              Robert L. Burrus, Jr., Director

Date: March 13, 1998      /s/ Stephen R. Polk
                              Stephen R. Polk, Director

Date: March 13, 1998      /s/ Phillip D. White
                              Phillip D. White, Director

Date: March 13, 1998      /s/ Phillip A. Wiland
                              Phillip A. Wiland, Director