Form 10-Q
period 1998-03-31
CONCEPTS DIRECT INC
filed 1998-05-15
CIK 891035

FORM 10-Q

                  SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549
                              (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1998

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

                             (303) 772-9171
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

As of April 20, 1998, 4,957,286 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

   PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements:

         Balance Sheets as of March 31, 1998 and December 31, 1997

         Statements of Operations  for the three months ended March 31, 1998

         Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997

         Notes to Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

   PART II.  OTHER INFORMATION

      Item 6.   Exhibits and reports on Form 8-K


Item 1.   Financial Statements
CONCEPTS DIRECT, INC.
Balance Sheets
                                                    March 31,   December 31,
                                                      1998          1997
                                                   (Unaudited)
Current assets
   Cash and cash equivalents                        $8,673,565   $13,773,815
   Restricted cash                                           0       128,403
   Accounts receivable, less allowances	               417,312       259,219
   Deferred advertising costs                        6,493,125     7,616,138
   Inventories, less allowances	                     5,078,095     5,167,729
   Income taxes recoverable                            373,000       373,000
   Prepaid expenses and other                          193,517       904,281

   Total current assets	                            21,228,614    28,222,585

Property and equipment, net                         11,781,047    11,860,954

Other assets                                           332,970       294,263

TOTAL ASSETS                                       $33,342,631   $40,377,802


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $4,674,082    $9,837,028
   Current maturities of debt and lease
      obligations                                      785,007       594,971
   Accrued employee compensation                       657,875     1,101,972
   Customer liabilities	                             1,278,550     1,715,775
   Interest payable                                          0        20,980
   Current and deferred income taxes payable         1,421,693     1,808,056

   Total current liabilities                         8,817,207    15,078,782

Debt obligations                                     6,336,842     6,486,384

Commitments and contingencies

Stockholders' equity
Common Stock, $.10 par value, authorized
   6,000,000 shares, issued and outstanding
   4,957,286 shares                                    495,729       495,729
Additional paid-in capital                          14,319,338    14,319,338
Retained earnings                                    3,373,515     3,997,569

   Total stockholders' equity                       18,188,582    18,812,636

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $33,342,631   $40,377,802

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                         1998        1997

Net sales                                          $15,480,319   $15,952,360

Operating costs and expenses:
   Cost of product and delivery	                     8,730,014     7,959,421
   Selling, general and administrative               7,794,907     7,042,032

   Total operating costs and expenses               16,524,921    15,001,453

Operating income (loss)	                            (1,044,602)      950,907

Other income, net                                       84,548       101,257

Income (loss) before income taxes                     (960,054)    1,052,164

Provision (benefit) for income taxes                  (336,000)      379,000

Net income (loss)                                    $(624,054)     $673,164

Basic earnings (loss) per share	                        $(0.13)        $0.16

Diluted earnings (loss) per share                       $(0.13)        $0.15

Weighted average number of common shares             4,957,286      4,245,799

Weighted average number of common shares
   and dilutive stock options                        4,957,286      4,470,160


See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                            1998         1997
OPERATING ACTIVITIES
Net income (loss)                                    $(624,054)     $673,164
Adjustments to reconcile net income (loss)
      to net cash used in operations:
   Provision for losses on accounts receivable           4,000             0
   Provision (benefit) for losses in inventory values   86,798        60,657
   Depreciation and amortization                       279,608        74,603
   Current and deferred income taxes                  (386,363)      209,000
   Changes in operating assets and liabilities:
      Accounts receivable                             (162,093)       10,997
      Deferred advertising costs                     1,123,013      (109,149)
      Inventories                                        2,836       (32,355)
      Prepaid expenses and other                       710,764        30,556
      Accounts payable                              (5,162,946)   (1,571,945)
      Accrued employee compensation                   (444,097)       78,273
      Customer liabilities                            (437,225)      199,778
      Interest payable	                               (20,980)            0

NET CASH USED IN OPERATING ACTIVITIES               (5,030,739)     (376,421)

INVESTING ACTIVITIES
   Cash restricted as collateral                             0      (500,000)
   Release of cash restricted as collateral            128,403             0
   Purchases of property and equipment                (164,025)   (2,195,608)
   Other investing activities, net                     (74,383)       15,255

NET CASH USED IN INVESTING ACTIVITIES                 (110,005)   (2,680,353)

FINANCING ACTIVITIES
   Principal payments on debt and lease obligations    (62,201)      (24,653)
   Issuance of debt obligations	                       102,695             0
   Exercise of common stock options                          0        10,796

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     40,494       (13,857)

DECREASE IN CASH AND CASH EQUIVALENTS               (5,100,250)   (3,070,631)

Cash and cash equivalents at beginning of year      13,773,815     6,425,137

Cash and cash equivalents at end of period          $8,673,565    $3,354,506


See notes to financial statements.



CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.  Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted on December 31, 1998. The Company has not completed its analysis of whether the reporting requirements of Statement No. 131 apply to the Company's operations. The Company does not expect any significant additional disclosures to be necessary when the statement is adopted.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales decreased by $.5 million, or 3.0%, to $15.5 million for the first quarter of 1998 from $16.0 million for the same period of 1997. This decrease resulted primarily from the distribution of a fewer catalogs and other advertising media in the first quarter of 1998 as compared to the same period in 1997. The Company reduced its first quarter circulation of catalogs, primarily those directed to prospects, in response to higher than acceptable overall marketing costs as a percent of sales in 1997. The Company also experienced late and untimely delivery of catalogs by a supplier in the first quarter which led to reduced response to catalog offers.

Cost of product and delivery as a percentage of sales was 56% for the first quarter of 1998 as compared to 50% for the same period of 1997. Gross profit decreased by $1.2 million, or 16%, to $6.8 million for the first quarter of 1998 from $8.0 million for the same period of 1997. The decrease in gross profit as a percentage of net sales occurred primarily because of increased sales of gift and merchandise items which generally have higher product costs as a percentage of sales than personalized paper products and higher fixed costs of operations.

Selling, general and administrative costs increased $.8 million, or 11%, to $7.8 million for the first quarter of 1998 from $7.0 million for the same period in 1997. Selling, general and administrative expense increased as a percentage of net sales to 50% in the first quarter of 1998 from 44% for the same period of 1997. This increase primarily resulted from lower than anticipated response to catalog offers because of untimely and late deliveries of catalogs by a supplier, increased paper costs related to catalog preparation and distribution and higher fixed general and administrative costs.

The Company had an operating loss of $1,045,000 for the first quarter of 1998 as compared to operating income of $951,000 for the same quarter of 1997. Other income, primarily interest income and vendor payment discounts and interest expense, was $85,000 for the first quarter of 1998 compared to $101,000 for the same period of 1997. Interest expense was $99,000 for the quarter ended March 31, 1998 as compared to $1,000 for the same period in 1997. The increase in interest expense primarily relates to financing on the Company's new facilities.

The Company had an income tax benefit of $336,000 for the quarter ended March 31, 1998 as compared to a provision for income taxes of $379,000 in the first quarter of 1997. The income tax benefit reflects the 35% income tax rate that management anticipates for the year.

The Company had a net loss of $624,000 for the first quarter of 1998 as compared to net income $673,000 for the same period of 1997. The Company had a loss of $0.13 per share for the first quarter of 1998 as compared to diluted earnings per share of $0.15 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, cash and cash equivalents decreased by $5,100,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The decrease in accounts payable of $5,163,000 resulted primarily from the payment in the first quarter of 1998 for inventory and advertising cost purchased or incurred in the fourth quarter of 1997. The net loss of $624,000 also contributed to the cash decrease during the period. The decrease in cash was offset by the decrease in deferred advertising of $1,123,000 primarily related to reduced levels of advertising in the first quarter of 1998 as compared to the fourth quarter of 1997.

The Company has available with Bank One, Colorado, N.A. two revolving lines of credit, $1 million for the purchase of paper to be used in future catalog mailings and $1 million for general purposes. The revolving lines of credit expired in April 1998 and the credit arrangement was renewed.

The Company had $8,674,000 of unencumbered cash and cash equivalents at March 31, 1998. Management believes that results of operations, continued operational planning review procedures, line of credit availability plus current cash balances will produce funds necessary to meet the Company's anticipated working capital requirements for the current year.

Special Note Regarding Forward-Looking Statements

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectation, beliefs, plans and objectives for 1998 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the cost of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs.

Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31 1997.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Documents filed as part of this report:

Exhibit 10: Material Contracts

         None

Exhibit 27: Financial Data Schedule (Edgar filing only.)

Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

         (b)   Reports on Form 8-K

          There were no reports on Form 8-K for the fiscal quarter ended March 31, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTS DIRECT, INC.
(registrant)

Date: May 11, 1998  By:    /s/ Phillip A. Wiland
                               Phillip A. Wiland
                               Chief Executive Officer

Date: May 11, 1998   By:   /s/ H. Franklin Marcus, Jr.
                               H. Franklin Marcus, Jr.
                               Chief Financial and Accounting
                                  Officer