Form 10-Q
period 1998-06-30
CONCEPTS DIRECT INC
filed 1998-08-06
CIK 891035

FORM 10-Q

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549
                           (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998

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

Yes   X    No

As of July 22, 1998, 4,957,286 shares of Common Stock, $.10 par value, were outstanding.


CONCEPTS DIRECT, INC.
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

   Item 1.    Financial Statements:

      Balance Sheets as of June 30, 1998 and December 31, 1997

      Statements of Operations for the three and six months ended June 30, 1997 and June 30, 1998

      Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997

      Notes to Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations

PART II.   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and reports on Form 8-K


Item 1.

CONCEPTS DIRECT, INC.
Balance Sheets
                                                     June 30,    December 31,
                                                        1998         1997
ASSETS                                               (Unaudited)
Current assets
   Cash and cash equivalents                         $5,003,485   $13,773,815
   Restricted cash                                            0       128,403
   Accounts receivable, less allowances                 275,562       259,219
   Deferred advertising costs                         8,332,628     7,616,138
   Inventories, less allowances                       6,789,110     5,167,729
   Income taxes recoverable                             373,000       373,000
   Prepaid expenses and other                           194,149       904,281

Total current assets                                 20,967,934    28,222,585

Property and equipment, net                          11,606,282    11,860,954

Other assets                                            440,675       294,263

TOTAL ASSETS                                        $33,014,891   $40,377,802


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                  $5,030,657    $9,837,028
   Current maturities of debt and lease obligations     849,955       594,971
   Accrued employee compensation                        862,225     1,101,972
   Customer liabilities                                 780,462     1,715,775
   Interest payable                                           0        20,980
   Current and deferred income taxes payable          1,317,693     1,808,056

Total current liabilities                             8,840,992    15,078,782

Debt obligations                                      6,178,456     6,486,384

Commitments and contingencies

Stockholders' equity
   Common Stock, $.10 par value, authorized
      6,000,000 shares, issued and outstanding
      4,957,286 shares                                  495,729       495,729
Additional paid-in capital                           14,319,338    14,319,338
Retained earnings                                     3,180,376     3,997,569

Total stockholders' equity                           17,995,443    18,812,636

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $33,014,891   $40,377,802

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)                      Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                   1998        1997         1998      1997

Net sales                     $15,855,323 $14,766,280 $31,335,642 $30,718,640

Operating costs and expenses:
   Cost of product and
      delivery                  8,934,815   7,814,393  17,664,829  15,773,814
   Selling, general and
      administrative            7,206,882   6,505,509  15,001,789  13,547,541

Total operating costs and
   expenses                    16,141,697  14,319,902  32,666,618  29,321,355

   Operating income (loss)       (286,374)    446,378  (1,330,976)  1,397,285

   Other income (loss), net       (10,765)    122,607      73,783     223,864

Income (loss) before income
   taxes                         (297,139)    568,985  (1,257,193)  1,621,149

Provision (benefit) for income
   taxes                         (104,000)    201,000    (440,000)    580,000

Net income (loss)               $(193,139)   $367,985   $(817,193) $1,041,149

Basic earnings (loss) per share    $(0.04)      $0.09      $(0.16)      $0.25

Diluted earnings (loss) per share  $(0.04)      $0.08      $(0.16)      $0.23

Weighted average number of
   common shares                4,957,286   4,251,882   4,957,286   4,248,841

Weighted average number of
   common shares and dilutive
   stock options                4,957,286   4,481,803   4,957,286   4,475,982

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                             1998        1997
OPERATING ACTIVITIES
Net income (loss)                                       $(817,193) $1,041,149
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
Provision for losses on accounts receivable                 3,000       1,000
Provision for losses in inventory values                  238,576      90,701
Depreciation and amortization                             478,406     164,194
Current and deferred income taxes                        (490,363)    360,000
Changes in operating assets and liabilities:
Accounts receivable                                       (19,343)    (53,140)
Deferred advertising costs                               (716,490) (3,747,607)
Inventories                                            (1,859,957)   (781,692)
Prepaid expenses and other                                710,132    (290,952)
Accounts payable                                       (4,806,371)  2,696,351
Accrued employee compensation                            (239,747)   (104,866)
Customer liabilities                                     (935,313)    500,748
Interest payable                                          (20,980)          0

NET CASH USED IN OPERATING ACTIVITIES                  (8,475,643)   (124,114)

INVESTING ACTIVITIES
Cash restricted as collateral                                   0    (500,000)
Release of cash restricted as collateral                  128,403           0
Purchases of property and equipment                      (223,734) (5,650,083)
Other investing activities, net                          (146,412)   (115,830)

NET CASH USED IN INVESTING ACTIVITIES                    (241,743) (6,265,913)

FINANCING ACTIVITIES
Principal payments on debt and lease obligations         (155,639)    (47,061)
Issuance of debt obligations                              102,695           0
Exercise of common stock options                                0      11,951

NET CASH USED IN FINANCING ACTIVITIES                     (52,944)    (35,110)

DECREASE IN CASH AND CASH EQUIVALENTS                  (8,770,330) (6,425,137)

Cash and cash equivalents at beginning of year         13,773,815   6,425,137

Cash and cash equivalents at end of period             $5,003,485          $0


See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

1.  Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company previously expensed such costs as incurred. The Company adopted SOP 98-1 effective January 1, 1998. The effect of the adoption of SOP 98- 1 was immaterial to the results of operations of the Company for the three and six month periods ended June 30, 1998.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's net sales increased by $.6 million, or 2%, to $31.3 million for the six month period ended June 30, 1998 from $30.7 million in the same period in 1997 and increased by $1.1 million, or 7%, to $15.9 million for the second quarter of 1998 from $14.8 million in the same period in 1997. These increases resulted primarily from higher response rates to some catalogs distributed and an increase in the number of products offered. Personalized paper product sales decreased by approximately $3.7 million, or 23%, for the six month period ended June 30th and decreased by $1.7 million, or 23%, for the quarter period ended June 30, 1998. Personalized paper product sales decreased as a percentage of total sales for the six month period ended June 30th to 39% in 1998 from 51% in 1997 and decreased for the second quarter to 35% in 1998 from 48% in 1997. These decreases occurred primarily because of reduced emphasis on the Colorful Images catalog which is the main marketing media of personalized paper products and more aggressive development of our other catalogs which are comprised primarily of gift and merchandise items.

Cost of product and delivery for the six month period ended June 30th increased as a percentage of net sales to 56% in 1998 from 51% in 1997 and increased to 56% in the second quarter of 1998 from 53% for the second quarter of 1997. Gross profit decreased by $1.2 million, or 9%, to $13.7 million for the six months ended June 30, 1998 from $14.9 million for the same period in 1997. Gross profit was $6.9 million and $7.0 million for the second quarter of 1998 and 1997, respectively. The decrease in gross profit as a percentage of net sales occurred primarily because of increased sales of gift and merchandise items which generally have higher product costs as a percentage of sales than personalized paper products and higher fixed costs of operations.

Selling, general and administrative expense increased $1.5 million, or 11%, to $15.0 million for the first six months of 1998 from $13.5 million for the same period of 1997 and increased $.7 million, or 11%, to $7.2 million for the second quarter of 1998 from $6.5 million for the same quarter in 1997. Selling, general and administrative costs as a percentage of net sales increased to 48% for the first six months of 1998 from 44% for the same period in 1997 and increased to 45% for the second quarter of 1998 from 44% for the same quarter in 1997. These increases primarily related to increased paper costs for catalog preparation and distribution and higher fixed general and administrative costs.

The Company had an operating loss of $1.3 million for the six month period ended June 30, 1998 as compared to operating income of $1.4 million for the same period in 1997. The Company had an operating loss of $286,000 for the second quarter of 1998 as compared to operating income of $446,000 for the same quarter of 1997. Other income (loss), primarily vendor payment discounts, interest income and interest expense, was $74,000 for the six month period ended June 30, 1998 as compared to $224,000 for the same period in 1997. Other income (loss) for the second quarter of 1998 was a loss of $11,000 as compared to income of $123,000 for the same period in 1997. Interest expense was $259,000 for the six-month period ended June 30, 1998 as compared to $2,000 for the same period in 1997 and was $160,000 for the quarter ended June 30, 1998 as compared to $1,000 for the same period in 1997. The increase in interest expense primarily relates to financing on the Company's new facilities in late 1997.

The Company had an income tax benefit of $440,000 for the six month period ended June 30, 1998 as compared to a provision for income taxes of $580,000 for the same period in 1997. The Company had an income tax benefit of $104,000 for the quarter ended June 30, 1998 as compared to a provision for
income taxes of $201,000 for the same quarter in 1997.   The provision for
income taxes for 1998 reflects the 35% income tax rate that management anticipates for the year.

The Company had a net loss of $817,000 for the six month period ended June 30, 1998 as compared to net income of $1,041,000 for the same period in 1997. The Company had a net loss of $193,000 for the quarter ended June 30, 1998 as compared to net income of $368,000 for the same period in 1997. The Company had a diluted loss of $0.16 per share for the six month period ended June 30, 1998 as compared to diluted earnings per share of $0.23 for the same period in 1997. The Company had a net loss of $0.04 per share for the quarter ended June 30,1998 as compared to diluted earnings per share of $.08 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 1998, cash and cash equivalents decreased by $8,770,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The forward buying of approximately $1.2 million of paper for catalogs in addition to the December 31, 1997 paper inventory balance was the primary factor in an increase of deferred advertising by $716,000. The increase in sales primarily of gift and merchandise items led to the increase in inventories of $1,860,000. The decrease in accounts payable during the six month period ended June 30, 1998 of $4,806,000 resulted primarily from the payment in the first quarter of 1998 of inventory and advertising costs purchased or incurred in the fourth quarter of 1997.

During the first six months of 1998 customer liabilities (primarily unshipped customer orders and a reserve for future customer warranty costs and product returns) has decreased by $935,000 primarily as a result of inventory backorder reductions and improvement in certain fulfillment function efficiencies.

The Company has available with Bank One, Colorado, N.A. a revolving line of credit for $2,000,000 for general purposes. No balance was outstanding on the line of credit at June 30, 1998. The line of credit expires in May 1999.

The Company had $5,003,000 of unencumbered cash and cash equivalents at June 30, 1998. Management believes that results of operations, continued operational planning review, line of credit availability plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year.

Special Note Regarding Forward-Looking Statements

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1998 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1997.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the Company's shareholders was held on April 24, 1998.

(b) At such annual meeting, the stockholders of the Company elected Virginia B. Bayless, Robert L. Burrus, Jr., Michael T. Buoncristiano, Stephen R. Polk, Phillip D. White and Phillip A. Wiland as directors for one-year terms. The elections were approved by the following votes:

   Directors                        For         Withheld

   Virginia B. Bayless        4,667,318            2,208
   Robert L. Burrus, Jr.      4,667,318            2,208
   Michael T. Buoncristiano   4,667,318            2,208
   Stephen R. Polk            4,667,318            2,208
   Phillip D. White           4,667,318            2,208
   Phillip A. Wiland          4,667,118            2,408

(c) At such annual meeting, the stockholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 1998. The ratification of Ernst & Young LLP was approved by the following votes:

   For                 4,664,080
   Against                 7,040
   Abstain                 5,840
   Broker Non-Votes            0

(d) At such annual meeting, the stockholders of the Company approved the amendment to the Company's 1992 Stock Option Plan by the following votes:

   For                 3,878,485
   Against               790,887
   Abstain                 7,588
   Broker Non-Votes            0

(e) At such annual meeting, the stockholders of the Company approved the adoption of the Company's 1998 Non-Employee Directors Stock Option Plan by the following votes:

   For                 3,876,485
   Against               792,587
   Abstain                 7,888
   Broker Non-Votes            0

Item 5. Other Information

The SEC has adopted Rule 14a-4(c), effective June 29, 1998, which determines how proxies designated by public corporations may use discretionary voting authority on stockholder proposals made at annual meetings. The Company will have unrestricted use of discretionary voting authority if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 1999 annual meeting of shareholders, this notice must be received by January 24, 1999.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Documents filed as part of this report:

      Exhibit 10: Material Contracts

         (a) First Amendment to Registrant's 1992 Stock Option Plan is filed herewith.

         (b) Registrant's 1998 Non-Employee Directors Stock Option Plan filed as Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders dated April 24, 1998 is expressly incorporated by reference.

      Exhibit 27: Financial Data Schedule (Edgar filing only.)

      Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

   (b)  Reports on Form 8-K

      There were no reports on Form 8-K for the fiscal quarter ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTS DIRECT, INC.
(registrant)

Date: August 6, 1998
By:   /s/ Phillip A. Wiland
      Phillip A. Wiland
      Chief Executive Officer

Date: August 6, 1998
By:   /s/ H. Franklin Marcus, Jr.
      H. Franklin Marcus, Jr.
      Chief Financial and Accounting Officer