Form 10-Q
period 1998-09-30
CONCEPTS DIRECT INC
filed 1998-11-17
CIK 891035

FORM 10-Q

                     SECURITIES & EXCHANGE COMMISSION

                          Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes   X    No

As of October 22, 1998, 4,967,286 shares of Common Stock, $.10 par value, were outstanding.


                          CONCEPTS DIRECT, INC.

                              FORM 10-Q

                                INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:                              PAGE NO.

                  Balance Sheets as of September 30, 1998 and
                  December 31, 1997..................................3

                  Statements of Operations for the three and
                   nine months ended September 30, 1998
                   and September 30, 1997............................4

                  Statements of Cash Flows for the nine months ended
                  September 30, 1998 and September 30, 1997..........5

                 Notes to Financial Statements.......................6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................7-9

PART II.    OTHER INFORMATION

Item 5.     Other Information.......................................11

Item 6.     Exhibits and reports on Form 8-K........................11



Item 1.
                                 CONCEPTS DIRECT, INC.
                                    Balance Sheets

                                                September 30,     December 31,
                                                    1998              1997
ASSETS                                           (Unaudited)
Current assets
  Cash and cash equivalents                      $4,007,434       $13,773,815
  Restricted cash                                         -           128,403
  Accounts receivable, less allowances              398,255           259,219
  Deferred advertising costs                     11,187,016         7,616,138
  Inventories, less allowances                   10,777,186         5,167,729
  Income taxes recoverable                           49,992           373,000
  Prepaid expenses and other                        453,903           904,281

    Total current assets                         26,873,786        28,222,585

Property and equipment, net                      11,659,058        11,860,954

Other assets                                        752,770           294,263

         TOTAL ASSETS                           $39,285,614       $40,377,802


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $10,975,921        $9,837,028
  Current maturities of debt
    and lease obligations                           891,463           594,971
  Accrued employee compensation                     750,804         1,101,972
  Customer liabilities                            2,720,298         1,715,775
  Interest payable                                        -            20,980
  Current and deferred income taxes payable         464,685         1,808,056

    Total current liabilities                    15,803,171        15,078,782

Debt and capital lease obligations                6,466,567         6,486,384

Commitments and contingencies

Stockholders' equity
  Common stock, $.10 par value, authorized
    6,000,000 shares, issued and outstanding
    4,967,286 and 4,957,286 shares in 1998
    and 1997, respectively                          496,729           495,729
  Additional paid-in capital                     14,323,773        14,319,338
  Retained earnings                               2,195,374         3,997,569

    Total stockholders' equity                   17,015,876        18,812,636

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $39,285,614       $40,377,802



See notes to financial statements.
							3


                                 CONCEPTS DIRECT, INC.
                               Statements of Operations
                                      (Unaudited)


                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                  1998        1997        1998        1997

Net sales                     $19,494,748 $14,630,076 $50,830,390 $45,348,716

Operating costs and expenses:
 Cost of product and delivery  11,008,066   8,331,851  28,672,895  24,105,665
 Selling, general and
  administrative                9,909,845   7,337,187  24,911,634  20,884,728

Total operating costs
 and expenses                  20,917,911  15,669,038  53,584,529  44,990,393

Operating income (loss)        (1,423,163) (1,038,962) (2,754,139)    358,323

Other income (loss), net          (91,839)    121,341     (18,056)    345,205

Income (loss) before
 income taxes                  (1,515,002)   (917,621) (2,772,195)    703,528

Provision (benefit)
 for income taxes                (530,000)   (327,000)   (970,000)    253,000

Net income (loss)               $(985,002)  $(590,621)$(1,802,195)   $450,528

Basic earnings (loss) per share    $(0.20)     $(0.12)     $(0.36)      $0.10

Diluted earnings (loss) per share  $(0.20)     $(0.12)     $(0.36)      $0.10

Weighted average number
 of common shares               4,962,286   4,955,286   4,959,786   4,484,322

Weighted average number
 of common shares
 and dilutive stock options     4,962,286   4,955,286   4,959,786   4,710,130




See notes to financial statements.


							4


                                 CONCEPTS DIRECT, INC.
                               Statements of Cash Flows
                                     (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                         1998        1997
OPERATING ACTIVITIES
  Net income (loss)                                  $(1,802,195)    $450,528
  Adjustments to reconcile net income
   (loss) to net cash used in
    operating activities:
     Provision for losses on accounts receivable          14,000        8,000
     Provision for losses in inventory values            405,880      148,529
     Depreciation                                        746,862      302,179
     Current and deferred income taxes                (1,020,363)      33,000
     Loss on disposals of property and equipment          56,298            -
     Changes in operating assets and liabilities:
       Accounts receivable                              (153,036)         464
       Deferred advertising costs                     (3,570,878)  (6,759,658)
       Inventories                                    (6,015,337)    (765,236)
       Prepaid expenses and other                        450,378     (601,069)
       Accounts payable                                1,138,893    2,136,454
       Accrued employee compensation                    (351,168)      62,689
       Customer liabilities                            1,004,523    3,491,523
       Interest payable                                  (20,980)      30,685
    NET CASH USED IN OPERATING ACTIVITIES									" (9,117,123)"		" (1,461,912)"
INVESTING ACTIVITIES
  Cash restricted as collateral                                -     (500,000)
  Release of cash restricted as collateral               128,403            -
  Purchases of property and equipment                   (601,264) (10,463,763)
  Other investing activities, netm                      (458,507)      22,237
    NET CASH USED IN INVESTING ACTIVITIES									" (931,368)"		" (10,941,526)"
FINANCING ACTIVITIES
  Principal payments on debt and lease obligations      (410,794)     (56,422)
  Issuance of debt and capital lease obligations         687,469     3,682,213
  Sale of common stock                                         -    10,212,674
  Exercise of common stock options                         5,435        14,672
    NET CASH PROVIDED BY FINANCING ACTIVITIES            282,110    13,853,137

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (9,766,381)    1,449,699

Cash and cash equivalents at beginning of year        13,773,815     6,425,137

Cash and cash equivalents at end of period            $4,007,434    $7,874,836




See notes to financial statements.




							5




                          CONCEPTS DIRECT, INC.
                     Notes to Financial Statements
                             (Unaudited)


1.    Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company previously expensed such costs as incurred. The Company adopted SOP 98-1 effective January 1, 1998. The effect of the adoption of SOP 98-1 was immaterial to the results of operations of the Company for the three and nine month periods ended September 30, 1998.




ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
	       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         General

The Company has been making a transition from a single catalog company selling primarily paper products to a multi-catalog company selling primarily gift and merchandise items. We believe our new catalogs show significant promise. However, as discussed below, this transition has adversely affected the Company's earnings during the third quarter and first nine months of 1998.

Also, in 1998 we changed our strategy for Colorful Images, our only mature catalog. Instead of mailing one catalog advertising both personalized paper products and gift and merchandise items, we began to mail two catalogs - one advertising primarily personalized paper products and the other advertising primarily gift and merchandise items. In addition to mailings targeted to customers with a history of purchasing each type of product, we mailed both catalogs to our best Colorful Images customers. Our strategy was to increase Colorful Images' contribution by increasing the number of customer contacts. Although this strategy appeared to be working earlier in the year, it has become apparent that our previous approach was much more successful and that we mailed too frequently.

         Sales

              Increase in Net Sales

The Company's net sales increased by $5.5 million, or 12%, to $50.8 million for the nine-month period ended September 30, 1998 from $45.3 million in the same period in 1997. For the third quarter of 1998, net sales increased by $4.9 million, or 33%, to $19.5 million from $14.6 million for the same period in 1997. These increases resulted primarily from increases in sales from our new catalogs, including Linda Anderson, Snoopy(, etc. and Linda Anderson's Collectibles. We more than doubled our Linda Anderson mailings when compared with the prior periods and the Snoopy(, etc. and Linda Anderson's Collectibles catalogs were not mailed in any volume prior to the fourth quarter of 1997.

              Sales of Gift and Merchandise Items Vs. Sales of Personalized Paper Products

The shift in the direction of our business has resulted in an increase in sales of gift and merchandise items and a decrease in sales of personalized paper products. Sales of gift and merchandise items increased by approximately $9.6 million, or 42%, for the nine-month period ended September 30, 1998 and increased $5.7 million, or 77%, for the third quarter. Gift and merchandise item sales also increased as a percentage of total sales for the nine months ended September 30, 1998 to 62% from 47% for the same period in 1997. For the third quarter, gift and merchandise item sales increased as a percentage of total sales to 66% from 47% for the third quarter of 1997.

In contrast, sales of personalized paper products decreased by approximately $4.9 million, or 20%, for the nine-month period ended September 30, 1998 and decreased $1.2 million, or 16%, for the third quarter. Personalized paper products sales also decreased as a percentage of total sales for the nine months ended September 30, 1998 to 38% from 53% in the same period in 1997. For the third quarter, personalized paper product sales decreased as a percentage of total sales to 34% from 53% for the third quarter of 1997. While the primary reason for decreased sales of personalized paper products has been the shift in our product sales emphasis, disappointing responses by customers and prospects to the Colorful Images paper products catalogs have also been a factor in the decline.

         Cost of Product and Delivery and Gross Profit

Cost of product and delivery for the nine-month period ended September 30, 1998 increased as a percentage of net sales to 56% in 1998 from 53% in 1997. For the third quarter, there was a percentage decrease to 56% from 57% in the same quarter of 1997. For the nine-month period ended September 30, 1998, gross profit was $22.2 million or 44% of sales as compared to $21.2 million or 47% of sales for the same period in 1997. For the quarter, gross profit was $8.5 million, or 44% of sales as compared to $6.3 million, or 43% of sales for the same period in 1997.

The increase in cost of product and delivery and the corresponding decrease in gross profit for the nine months occurred primarily because of increased sales of gift and merchandise items during the period. These items generally have higher product costs as a percentage of sales than personalized paper products. In addition, higher fixed costs of operations contributed to a lesser degree to the decrease in gross profit as a percentage of net sales. These higher fixed costs included facility and equipment costs, both of which are higher due to our move in the third quarter of 1997 to our new building and the new equipment acquired at the same time.

The improvement in the gross profit percentage for the third quarter occurred despite an increase in gift and merchandise item sales as a percentage of the total product sales. The increase resulted in large part from spreading fixed costs over a larger sales volume. Additionally, a decrease as a percentage of sales of certain fulfillment and delivery costs, such as telephone and shipping costs, helped improve gross margin.

         Selling General and Administrative Expense

Selling general and administrative expense ("SG&A") increased $4.0 million, or 19%, to $24.9 million for the first nine months of 1998 from $20.9 for the same period in 1997. SG&A increased $2.6 million, or 36%, to $9.9 million for the third quarter from $7.3 million in the same quarter last year. As a percentage of net sales, SG&A increased to 49% for the first nine months of 1998 from 46% for same period in 1997 and increased to 51% for the third quarter of 1998 from 50% for the same quarter in 1997.

The increases for the nine-month period ended September 30, 1998, in terms of both absolute dollar amount and as a percentage of net sales, resulted primarily from increases in the cost of the paper we use to produce our catalogs during this period as compared to the same period in 1997. Also, increased creative costs associated with the development of our new catalogs and higher fixed general and administrative costs contributed to these increases to a lesser degree. The higher fixed general and administrative costs included costs associated with additional merchandise and creative personnel hired to assist in the production of the new catalogs.

The increase in SG&A in the third quarter as a percentage of net sales resulted primarily from low response rates per catalog from Colorful Images customers and prospects as compared with historical response rates. We mailed more frequently to our best customers and to prospects causing sales to increase, but responses per catalog declined. Additionally, increased creative costs associated with the development of new catalogs contributed to this increase but to a lesser degree.

         Operating Income (Loss)

Our net sales, operating costs and expenses combined to produce an operating loss of $2.8 million for the nine-month period ended September 30, 1998. In contrast, we had operating income of $358,000 for the same period in 1997. For the third quarter, we had an operating loss of $1.4 million in 1998, as compared to a loss of $1.0 million for the same quarter in 1997.

         Other Income (Loss)

The primary components of other income are vendor payment discounts, interest income, interest expense and losses on write-offs of equipment. For the nine-month period ended September 30, 1998, we had a $18,000 loss as compared to income of $345,000 for the same period in 1997. For the third quarter, we had a $92,000 loss as compared to income of $122,000 for the same period in 1997.

An increase in interest expense was the most significant cause of the change in other income. Interest expense increased for the period ended September 30, 1998 to $377,000 from $33,000 for the same period in 1997 and increased in the third quarter to $118,000 from $31,000 for the third quarter of 1997. The increases in interest expense resulted primarily from the financing of the Company's new facilities.

         Income Taxes

The Company had an income tax benefit of $970,000 for the nine month period ended September 30, 1998 as compared to a provision for income taxes of $253,000 for the same period in 1997. The Company had an income tax benefit of $530,000 for the quarter ended September 30, 1998 as compared to an income tax benefit of $327,000 for the same quarter in 1997. The provision for income taxes for 1998 reflects the 35% income tax rate that management anticipates for the year.

         Outlook

The Company intends to continue with its transition from a single catalog company selling primarily paper products to a multi-catalog company selling primarily gift and merchandise items. In order to successfully complete this transition, we must, among other things, offset the increase in product cost as a percentage of sales with decreases in delivery and marketing costs as a percentage of sales.

Currently, three of our four catalogs, Linda Anderson, Linda Anderson's Collectibles and Snoopy(, etc. are still in the developmental stage. Until they emerge from this stage, prospecting costs and creative costs associated with catalog development will likely remain at, or slightly above, current levels. We also plan to develop more niche catalogs, such as our Snoopy(, etc. catalog, which will be focused on specific groups of potential customers. While in the developmental stage, these catalogs may also produce some of the same effects on margins as we have seen this year.

Additionally, given the disappointing results with mailing two versions of the Colorful Images catalogs, in 1999 we intend to mail only one version which will advertise both personalized paper products and gift and merchandise items. Also, we intend to mail the Colorful Images catalog to customers less often and will likely follow a contact strategy similar to that used in earlier periods when our customer returns per catalog were higher. This reduction in frequency of contact plus reduced prospecting may reduce revenue.

Finally, in the past a substantial portion of our net sales has been realized in the fourth quarter. We expect this trend to continue. However, we also expect that the same factors which have influenced our results for the first nine months will affect our earnings in the fourth quarter. At this time, we are unable to predict whether the higher sales volumes we anticipate will be sufficient to allow us the produce positive operating income for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 1998, cash and cash equivalents decreased by $9,766,000. Those areas which had the greatest impact on cash and cash equivalents are described below.

The increase in sales of gift and merchandise items and the increase of gift and merchandise inventory in anticipation of increased holiday season sales led to the increase in inventories of $6.0 million. Increased advertising over 1997 levels and the distribution of a greater number of catalogs were the primary factors which caused the increase in deferred advertising of $3.5 million. The net loss of $1.8 million also contributed to the decrease in cash and cash equivalents.

The Company has available with Bank One, Colorado, N.A. a revolving line of credit for $2.0 million for general purposes. No balance was outstanding on the line of credit at September 30, 1998. The line of credit expires in May 1999.

The Company had $4 million of unencumbered cash and cash equivalents at September 30, 1998. Management believes that results of operations, continued operational planning review, line of credit availability and current cash balances will produce funds necessary to meet the Company's anticipated working capital requirements for the current year.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing a disruption of operations, including, among other things, a temporary inability to process transactions, fulfill orders, or engage in similar normal business activities. The Company is taking actions to assess the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant.

With respect to the Company's information systems, the vendors of the Company have made arrangements for compliance by early 1999. With respect to other aspects of internal operations, such as paper product production, fulfillment and telecommunications systems, we are in the process of making inquiries of the third parties who supplied us with equipment and services in these areas to obtain assurances of Year 2000 compliance and, where modifications are required, to arrange for them to be made and tested.

The Company estimates its total cost of achieving Year 2000 compliance to be less than $300,000 over the cost of normal software and equipment upgrades and replacements. A small portion of these costs will be incurred in 1998, the remainder are expected to be incurred in 1999.

The Company believes that the risk of its having non-compliant systems at the turn of the century is low. However, to the extent that areas of risk are identified, contingency plans will be developed during 1999 to minimize their impact.

The Company is at an earlier stage of assessment with respect to the third parties who are its critical suppliers of goods and services, such as merchandise vendors, catalog production and distribution service providers and product delivery service providers, but expects to make considerable progress in this area in the near future. To the extent that the Company identifies potentially non-compliant third parties, it plans to assess its level of exposure and risk and develop contingency plans at that time. These contingency plans are likely to include identification and confirmation of the availability of alternative suppliers. However, there can be no assurance that the systems and infrastructure of other companies will be made compliant in a timely manner or that such a failure by another company would not have an adverse effect on the Company. Because most of the Company's customers are individual consumers, the Company does not expect Year 2000 issues to materially affect its customers as a group.


Special Note Regarding Forward-Looking Statements

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1998 and beyond and about Year 2000 issues, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance by third parties suppliers with respect to providing product inventory; lack of effective performance by third parties supplying Year 2000 solutions to the Company; lack of effective performance of customer service and the Company's order fulfillment system; and changes in strategy and timing relating to the testing and rollout of new catalogs. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1997.






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

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                Documents filed as part of this report:

                    Exhibit 10: Material Contracts

                       (a) None.

                    Exhibit 27: Financial Data Schedule (Edgar filing only.)

                Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

        (b)	Reports on Form 8-K

                There were no reports on Form 8-K for the fiscal quarter ended September 30, 1998.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CONCEPTS DIRECT, INC.
                                              (registrant)



          Date:  November x, 1998    By:     /s/ Phillip A. Wiland
                                            Phillip A. Wiland
                                            Chief Executive Officer



          Date:  November x, 1998    By:      /s/ H. Franklin Marcus, Jr.
                                            H. Franklin Marcus, Jr.
                                            Chief Financial and Accounting
                                                  Officer