Form 10-K
period 1998-12-31
CONCEPTS DIRECT INC
filed 1999-03-30
CIK 891035

FORM 10-K

        SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from           to

Commission file number 0-20680

        CONCEPTS DIRECT, INC.
        (Exact name of registrant as specified in its charter)

                Delaware                                        52-1781893
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                  Identification No.)

               2950 Colorful Avenue, Longmont, Colorado        80504
               (Address of Principal Executive Offices)      (ZIP Code)

        Registrant's telephone number, including area code:  (303) 772-9171
        _______________________________________________
        Securities registered pursuant to Section 12 (b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 was approximately $10,726,000. This figure was calculated as follows: The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on March 5, 1999. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's common stock as of March 5, 1999 was 4,975,286.


        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders scheduled for April 30, 1999 are incorporated by reference into
Part III.

PART 1

ITEM 1.   BUSINESS

General

Concepts Direct, Inc. (the "Company" or "Concepts Direct") is a direct marketing company, headquartered in Longmont, Colorado. From 1988 to 1992, Company operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. The Company was organized as a Delaware corporation in May 1992 and began operations under its name on September 30, 1992, as a result of a spin-off from Wiland.

Two primary strengths of the Company are its proprietary database (consisting of approximately 8.8 million customers, catalog requesters, catalog referrals and gift recipients as of December 31, 1998) and its direct marketing expertise. The Company's four primary direct marketing vehicles are the "Colorful Images(," "Linda Anderson(", "Snoopy( etc., A catalog with character" and "Linda Anderson's Collectibles(" catalogs. Through these media, the Company currently sells personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. The Company's long-term strategy is to utilize its direct marketing expertise and its database to produce multiple independent revenue streams from multiple marketing vehicles.

Strategic Focus

The strategic focus of Concepts Direct is reflected in the Company name.
The basic strategy is a focus on direct marketing with the goal of creating and operating multiple direct marketing concepts that profitably sell merchandise to a targeted customer base. The principal strategies for achieving this goal are as follows:

        * The Company employs an analytical approach to prospecting for new customers which emphasizes list testing and segment analysis, adherence to list performance guidelines and the recognition of the long-term value of a customer.

        * The Company seeks to maximize effective use of its proprietary database. In addition to recency, frequency of purchase and other monetary data typically used in database direct marketing, the Company also collects information concerning the types and themes of merchandise purchased by its customers. The use of this data, in conjunction with purchase history data such as latest order date and order size, helps the Company make niche selections from its database and offer products which are suited to the styles and tastes of its customers.

        * The Company plans to effectively expand the circulation of its catalogs and marketing offers. The Company believes that its list testing strategy, evaluation of performance data and recognition of the long-term value of a new customer have been significant contributing factors to its success in expanding circulation, achieving acceptable overall response rates and enlarging its proprietary database.

        * The Company intends to leverage its proprietary database and understanding of product preferences of its primary audience by introducing new complementary catalog titles. For example, Colorful Images( and other Company catalogs have produced a database comprised in part of customers who collect certain figurines. The Company believes this provides opportunity to launch new catalogs addressing these particular interests.

        * The Company plans to leverage its fulfillment infrastructure and direct marketing expertise to market products via e-commerce sites. The Company believes that it can use certain e-commerce advantages such as ease of ordering, constant availability to the consumer and cost effective means of offer presentation to achieve a significant retailing presence via electronic media.

Customer Database

The Company's proprietary database stores information on each customer. The information is derived primarily from customer transactions and updated as new transactions are recorded. The Company also conducts prospect mailings to rented and exchanged mailing lists obtained from other companies and sources. The use of rented and exchanged mailing lists is expected to be a component of the Company's efforts to obtain new customers and add them to the proprietary database. During 1998, the Company mailed over 78 million copies of four different catalog titles, of which over 40% were mailed to prospective customers.

At the end of 1998, the Company's proprietary database contained approximately 8.8 million customers, catalog requesters, catalog referrals and gift recipients, approximately 1.9 million of whom had placed orders with the Company during the last fiscal year. The Company's database has grown substantially during the past three years, increasing from 4.4 million at the end of 1995 to 8.8 million at the end of 1998. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

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

The Company's line of personalized self-adhesive labels is one of the largest assortments of such products available from any company. There are over 900 different label choices appropriate to popular interests as well as most regions of the country, many hobbies, professions and lifestyles. The Company now offers self-adhesive labels with popular licensed characters and names such as Snoopy(tm), other PEANUTS characters and Boyds Bears.

The primary marketing vehicle used to sell Colorful Images products is a digest-sized catalog (measuring approximately 5" x 7 1/2") with price points typically ranging from $6.95 to $54.95, excluding shipping and handling.
The catalog, which is bright and colorful, features photographs of labels and other products. In the past the Colorful Images catalog generally has been produced in two versions, one for customers and one for prospects. The prospect version generally contains fewer pages and is typically limited to merchandise items which have been popular in past mailings to prospects.
The customer version contains merchandise which has been popular in past mailings to customers, additional merchandise in existing categories and new merchandise that the Company wishes to test. This presentation of two different versions of the catalog worked effectively in prior years, but in 1998 response rates declined. In response to this decline, the Company will discontinue the prospect version in 1999 and mail one version of the catalog to both customers and prospects.

The catalog is composed of personalized paper products and gift and merchandise products and the Company believed that certain segments of Colorful Images customer database preferred one product line or the other. In 1998, the Company tried to appeal to these perceived preferences by mailing two different Colorful Images( catalogs. One edition included primarily personalized paper products and was offered to those customers who the Company believed demonstrated a paper product buying preference. The other edition included primarily gift and merchandise products and was offered to those customers the Company believed demonstrated a preference for purchasing gift and merchandise items. The Colorful Images gift and personalized paper catalogs mailed in 1998 nine and eight times, respectively. Successful test results of this strategy did not hold up when mailing sizes were increased and customer response rates and contribution declined at the same time as prospecting results. In 1999, the Company will return to mailing a single version of the catalog and will utilize a contact strategy of mailing eight Colorful Images catalogs during the year which is similar to 1996 and early 1997 contact strategy.

The discontinuing of the prospect version of the catalog and decrease in frequency of customer contact may result in a decline in sales volume in 1999. Colorful Images has been a successful catalog for many years and it is normal for catalogs to mature at certain points in their life cycle and not grow at the same rate as at points earlier in their life cycle. The Company anticipates that this catalog will continue to produce a significant contribution to profitability and general and administrative costs.


2.      Linda Anderson

Linda Anderson is the trade name under which the Company markets an assortment of gifts, home decorative merchandise and casual apparel generally at higher price points than Colorful Images. This merchandise is offered through the Linda Anderson catalog, which the Company presents in a style similar to the Colorful Images catalog. Price points in the Linda Anderson catalog typically range from $8.95 to $164.95, excluding shipping and handling.

During 1998, the Company mailed six editions of the Linda Anderson catalog with several remails. More than 300,000 customers placed orders through the Linda Anderson catalog in the twelve month period ended December 31, 1998. The Company plans to mail eight editions of Linda Anderson in 1999.

The new customers of  Linda Anderson catalog have responded to our other
catalogs at a favorable rate.   This action suggests that the quality of new
customers added through our Linda Anderson prospecting efforts is high. During 1999, the Company plans to reduce losses of prospecting by limiting the prospecting investment per mail cycle and eliminating remails of essentially the same catalog to customers. This action may slow the rate of revenue and database growth.

3.      Linda Anderson's Collectibles

The initial edition of Linda Anderson's Collectibles was issued in 1997 and included more than 55 lines of collectible merchandise. A 1998 version of the catalog was 64 pages and included over 330 individual items with product prices between $8.95 and $219.95. The catalog also included information about collecting and the lines represented. The Company mailed the catalog three times in 1998 and the number of customers climbed to over 80,000.

Although the response from lists tested, the catalog's creative presentation and the merchandise lines offered showed significant promise, Linda Anderson's Collectibles will remain in a "test" status. During 1999, the Company plans to reduce the level of investment in acquiring new customers by reducing the planned prospecting loss per mail cycle and will mail Linda Anderson's Collectibles four times during the year.

4.      Snoopy etc., a catalog with character

Operating under an agreement with United Feature Syndicate, the licensing agent for Charles M. Schulz, the creator of the PEANUTS comic strip, the Company has developed a catalog consisting exclusively of merchandise featuring Snoopy and the other PEANUTS characters. The merchandise in the catalog is a combination of items from licensed manufacturers and items designed exclusively by the Company for the catalog. The
Company pays a royalty on sales generated by the catalog.

Snoopy etc., a catalog with character was issued five times in 1998 with products generally priced between $7.95 and $940.00 per item. Since 1996, the Company has had a license to feature PEANUTS characters on personalized label products. The Company has accumulated information on its proprietary database concerning buyers of PEANUTS personalized label products and other PEANUTS merchandise sold in its other catalogs. Although response to the 1998 mailings was encouraging and over 50,000 customers of the catalog have been added, the catalog will remain in a "test" status and the Company does not anticipate that Snoopy etc., will be a significant source of revenue increase in 1999. The Company plans to circulate six editions of the catalog in 1999.


5.      Other Catalogs and Offerings

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

	Niche Catalogs

The Company has numerous ideas for new product lines and direct marketing concepts. All of these ideas involve direct marketing. The Company believes that the rapid development of Snoopy etc and the Linda Anderson's Collectibles catalogs and the good customer rate of response that they are producing validates its strategy to launch other catalogs in niches where merchandise and the number of buyers of such products on its database indicate a likelihood of success. The Company has identified several niche markets such as lawn and garden, pets and business to business for serious evaluation of catalog opportunities. The Company plans to limit marketing investment and inventory risk by appropriate testing of catalogs in the niche areas and may launch and/or test some of these new concepts as e-commerce sites.

	Microniche Offers

The Company also mails offers to very narrrow, special interest segments of its database called microniches. These offers are directed at the Company's best customers within very narrowly defined merchandise lines such as Boyds or Dreamsicles figurines. The Company mailed two microniche offers in 1998 with satisfactory results and plans several more in 1999 with limited test circulation quantities to limit the financial risk.


E-Commerce

In the last few years another direct marketing channel, e-commerce, has had significant impact on the retail marketplace. While the Company believes that most of its customers were not early users of the internet, customer requests and other statistics indicate that its customer base is using the internet in increasing numbers. The Company believes that e-commerce has certain inherent advantages such as providing constant availability of the marketplace, ease of customer contact, potentially a lower cost structure and ease of testing new merchandise and marketing techniques. In 1998 the Company made significant progress in development of e-commerce infrastructure. During 1999, the Company plans to complete the first phase of its e-commerce infrastructure and begin launching e-sites to market certain products and provide certain services.

Licensing and Service Marks

Federally registered service marks exist for each of the Company's primary catalog titles. The Company anticipates that it will seek registered service marks for other business concepts and catalog titles as it develops them in the future.

The Company has developed certain artwork used in its labels and other products. In addition, the Company has purchased or licensed rights to certain artwork from third parties, generally for a period of at least five years. Certain rights are also licensed on a royalty basis, including PEANUTS, Boyds Collection Ltd., Dreamsicles and others. Management anticipates the licenses and royalty arrangements may be renewed or replaced, as appropriate, with minimal disruption to ongoing operations.

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

Except for a few specialized items that are drop shipped directly from suppliers, the Company maintains an inventory of products it sells. The Company analyzes past catalog mailings, evaluates probable customer buying patterns and projects sales levels for new products, to try to avoid committing excessive amounts of working capital to inventory for substantial periods of time. During the fourth quarter of 1997, gift and merchandise backorder levels rose to an unsatisfactory level primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion. In the fourth quarter of 1998, the Company was successful in avoiding the backorder problems that occurred in the fourth quarter of 1997. In the process inventory levels increased significantly over historic levels. Efforts are being made to reduce the level of inventories by such measures as liquidation and returns to vendors. However, in the future as the Company's merchandise mix includes more gift, home decor and merchandise products, the Company's investment in gift, home decor and merchandise inventory as a percentage of sales will need to be increased above historic levels, particularly in the holiday season.

The Company's gift and apparel inventory liquidation processes include product exchange agreements with vendors, sale of outdated products through its small retail outlets and discarding of some items.

The Company spends significant amounts on paper used in the production of its catalogs and paper products. The cost of paper fluctuates. In the last half of 1996 and early 1997, the cost of paper the Company used to produce it catalogs was lower than in previous periods. Accordingly, the Company's cost of doing business during these periods was lower. Paper costs increased during the latter part of 1997 and in early 1998 and declined near the end of 1998. While the Company cannot predict future paper cost increases, such increases would have an impact on the Company's future earnings.

Order Fulfillment

Orders for the Company's merchandise are received by mail, telephone and facsimile. All orders are received and processed at the Company's headquarters in Longmont, Colorado. The Company's ability to timely fulfill orders, especially during the busy pre-Christmas season, is important to the Company's success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the Company's in-house telephone call center. During 1998, approximately 43% of the Company's orders were received by telephone with the remaining 57% of its orders received by mail or facsimile.

The Company's order backlog was approximately $1,383,000 as of December 31, 1997, and $506,000 as of December 31, 1998. Orders represented by this backlog have historically shipped within approximately ten days. The level of order backlog fluctuates with seasonal sales patterns as discussed above.

The Company generally receives payment in advance from customers for sales and shipping and handling. The Company's orders are shipped via United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

Customer Service

The Company places great emphasis on customer service and has implemented a return policy which attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds and merchandise replacements issued under the return policy in 1998 was approximately 4.4% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Materials and Inventory" or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.

Seasonality

The Company's business is seasonal. Historically, a substantial portion of the Company's revenues and net income have been realized during its fourth quarter. The Company believes this is the general pattern associated with the mail order and retail industries. Accordingly, the Company increases inventory of both its paper products and its gift and apparel merchandise during the Christmas holiday season to accommodate anticipated increases in sales. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

Direct marketing is highly competitive. Thousands of companies offer products via catalog, direct mail, newspaper inserts, television and other media. The Company competes on the basis of the quality, diversity and price of merchandise offered , customer service and effectiveness of customer targeting.

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

The Company believes that e-commerce is becoming a significant force in the marketplace in which it operates. The Company is developing e-commerce infrastructure and plans to launch e-sites in 1999. Many of the Company's competitors are also establishing and operating e-sites.

Certain of the Company's current and potential competitors have significantly greater development, order fulfillment, marketing and capital resources and name recognition than the Company.

Employees

As of December 31, 1998, the Company had approximately 530 employees, 305 of whom were part-time. Of the 225 full-time employees, 20 supported information technology, 36 supported creative and marketing functions, 147 supported fulfillment operations and 22 supported other administrative functions. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

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

Financial Information About Foreign and Domestic Operations and Export Sales

The Company's identifiable assets are attributable entirely to the Company's domestic operations. The Company has no foreign operations, but does advertise in Canada. Export sales to Canada accounted for approximately $948,000, $1,014,000 and $68,000 of the Company's sales in 1996, 1997 and
1998, respectively.  Export sales excluding Canada are insignificant.


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

The following table sets forth the primary real property which the Company owns and leases.


Location       Function     Lease Expiration     1999 Rent     Square Feet

Longmont, CO   Headquarters      Owned             Owned         117,000

Longmont, CO   Retail Outlet  Month-to-month      $2,628           1,700

Cheyenne, WY   Retail Outlet    10/31/99          $9,147           1,372


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

Phillip A. Wiland, 52, Chief Executive Officer and Chairman of the Board of Directors since December 18, 1992

J. Michael Wolfe, 40, President and Chief Operating Officer of the Company since December 18, 1992. Member of the Board of Directors since December 1998.

H. Franklin Marcus, Jr., 53, Secretary-Treasurer and Chief Financial Officer of the Company and has served in that position September 30, 1992.
































PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market and Price Information

The Company's common stock, par value $.10 (the "Common Stock"), is currently traded on the Nasdaq National Market under the symbol CDIR. The quarterly high and low bid quotations, as reported by the National Association of Securities Dealers, Inc. for each full quarterly period available for reporting by the Company for 1997 and 1998 are set forth below.

       Quarter and Year          High           Low

          Calendar 1997
                1st Quarter     17 1/2          9 1/4
                2nd Quarter     22 3/4         17
                3rd Quarter     21 5/8         13 1/4
                4th Quarter     23 1/4         16 1/2

          Calendar 1998
                1st Quarter     20 1/2         11 3/4
                2nd Quarter     16             13 1/2
                3rd Quarter     15             10 3/4
                4th Quarter     16 3/4          7 1/4


The foregoing quotations of high and low bid prices represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not necessarily represent actual transactions. The highest bid on each day is reported. These prices reflect a two-for-one stock split paid on March 31, 1997 to shareholders of record on March 14, 1997.


Number of Shareholders

As of March 5, 1999, there were approximately 725 registered and beneficial record holders of the Common Stock, according to the Company's Stock transfer agent and registrar.


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

ITEM 6.  SELECTED FINANCIAL DATA


                                                  December 31,
                                       1998    1997    1996    1995    1994
                                  (amounts in thousands except per share data)

INCOME STATEMENT DATA
 Net sales                           $84,773  $78,489 $51,126  $42,147 $20,724

Operating income (loss)               (1,979)   2,075   2,562     638    1,403

Income (loss) before income taxes     (2,030)   2,490   2,808     937    1,490

Net income (loss)                     (1,378)   1,615   1,937     843    1,490

Basic earnings (loss) per share       $(0.28)   $0.36   $0.46   $0.20    $0.35

Diluted earnings (loss) per share     $(0.28)   $0.33   $0.44   $0.19    $0.35

Weighted average common shares         4,959    4,528   4,233   4,211    4,155

Weighted average common shares and
dilutive stock options                 4,959    4,828   4,439   4,398    4,305

BALANCE SHEET DATA
Current assets                       $19,237  $28,223 $13,443  $8,722   $7,174

Current liabilities                    8,554   15,079   7,518   4,833    3,963

Total assets                          32,073   40,378  14,487   9,924    8,294

Long-term liabilities                  6,079    6,486       -      67      160

Stockholders' equity                  17,440   18,813   6,969   5,024    4,172



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



ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        General

        The period from 1996-1998 has been a time of transition for the Company. We began this period as a direct marketing business with a single significant catalog title and many plans for the future. At the end of this period, we are still a direct marketing business, but we now have four catalog titles in active or developmental stages. We also have more new catalogs in development with test marketing planned in 1999. Additionally, we developed and tested for the first time in 1998 a specialty-mailing concept within our Paper Based Marketing program. As a consequence of these changes, our customer base has expanded substantially.

        We also made major changes with respect to our product mix as we developed our new catalogs. Currently, we advertise and sell primarily gift, home decor and other merchandise items as compared to 1996 when we
 advertised and sold primarily personalized paper products.   Over the past
 three years, we also acquired property and constructed a larger and technologically more advanced headquarters and operations facility. Finally, we have recently been preparing to launch a substantial e-commerce initiative.

        All of these changes have had an impact on our revenues, costs and profitability. Our revenues have increased during this period, although the costs associated with generating the increased revenues have, not surprisingly, increased at a disproportionately greater rate. These costs include costs associated with developing new catalogs and prospecting for customers. Also, gift, home decor and other merchandise items have higher costs as a percentage of sales and higher price points than personalized paper products. Other costs and revenues were occasionally impacted over the three-year period by other uncertainties associated with our business such as changes in the cost of paper used to print our catalogs, catalog distribution issues, customer and prospect receptiveness to changes in our marketing programs, systems conversions and vendor reliability. However, management believes that these investments should ultimately position the Company for substantial growth.

        Increase in Net Sales

        The Company's net sales increased $6.3 million, or 8%, to $84.8 million for 1998 from $78.5 million in 1997 and increased $27.4 million, or 54%, in 1997 from $51.1 million in 1996. In 1998, the sales increase came from the new catalogs, Linda Anderson, Linda Anderson's Collectibles and Snoopy, etc. Sales from our largest catalog, Colorful Images, declined in 1998 as compared to 1997 primarily because fewer catalogs were circulated to prospects and customer response rates were lower to certain mailings. The increases in sales in 1997 resulted primarily from the distribution of a greater number of catalogs and other advertising media, increased page count of the catalogs and a greater number of products offered. Gift, home decor and other merchandise products increased as a percentage of total sales from 41% in 1996 to 52% in 1997 to 66% in 1998. These increases occurred primarily because of the advertising and sale of a greater number of gift, home decor and other merchandise items as a percentage of total products advertised and sold. Sales from the new catalogs are almost exclusively gift, home decor and other merchandise items.

        Cost of Product and Delivery and Gross Profit

        Cost of product and delivery as a percentage of sales was 56% in 1998, as compared to 53% in 1997 and 52% in 1996. Gross profit increased by $700,000, or 2%, to $37.3 million in 1998 from $36.6 million in 1997 and increased $12.3 million, or 51%, in 1997 from $24.3 million in 1996. Gross profit as a percentage of net sales was 44% in 1998, 47% in 1997 and 48% in 1996. The decrease in gross profit in 1998 and 1997 resulted primarily from increased sales of gift, home decor and other merchandise items, which generally have higher product costs as a percentage of sales than
personalized paper products.   In 1998, 1997 and 1996, personalized paper
product costs were less than 15% of sales price compared to gift and merchandise products whose costs were in excess of 30% of sales price. In addition, but to a lesser degree, higher fixed costs of operations contributed to the decrease in gross profit as a percentage of sales. These higher fixed costs included facility and equipment costs, both of which are higher due to the move in the third quarter of 1997 to our new facilities and the new equipment acquired at that time.

        Selling, General and Administrative Expense

        Selling, general and administrative expenses increased $4.8 million, or 14%, to $39.3 million in 1998 from $34.5 million in 1997 and increased $12.8 million, or 59%, in 1997 from $21.7 million in 1996. Selling, general and administrative costs as a percentage of sales were 46% in 1998, 44% in 1997 and 43% in 1996. The increase in 1998 resulted primarily from the more than 125% increase in circulation of the new catalogs in 1998 as compared to 1997, increased creative costs associated with the development of the new catalogs, higher fixed general and administrative costs including additional merchandise and creative personnel hired to produce the new catalogs and decreased response rates from Colorful Images prospecting efforts. The increase in 1997 primarily related to increased paper costs in the last quarter of the fiscal year and a higher level of prospect marketing in 1997 as compared to 1996. Prospect marketing generally has higher marketing costs as a percentage of sales than customer marketing because customers tend to respond to marketing offers better than prospects.

        Other income (expense)

        Other income (expense), consisting primarily of interest expense, interest income and vendor payment discounts, was an expense of $51,000 for 1998, and income of $415,000 for 1997 and $246,000 for 1996. An increase in interest expense was the most significant cause of the expense for 1998. Interest expense was $507,000 for 1998, $182,000 for 1997 and $13,000 for
 1996. The increase in interest expense resulted primarily from the financing of the Company's new facilities.

        Income taxes

        The Company had an income tax benefit of $652,000 in 1998 and provision for income taxes of $875,000 in 1997 and $871,000 in 1996. The income tax rate in 1998 was approximately 32% and the income tax rate in 1997 was approximately 35%. These income tax rates were lower than the statutory federal and state tax rates, because of the availability of certain state income tax credits. The income tax rate in 1996 was approximately 31% which was lower than the statutory rate, because of the
 availability of research and development credits.   Management
 anticipates the income tax rate in 1999 will be approximately 34%.

        Seasonality

        Company sales have certain seasonal fluctuations that primarily relate to the purchasing patterns of individual consumers and increased levels of advertising. These patterns tend to concentrate sales in the latter half of the year, particularly during the Christmas season. In 1998, 1997 and 1996, approximately 40%, 42% and 41%, respectively, of sales occurred in the last three months of the year. The net earnings of any interim quarter are usually seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Although the Company's product mix has changed significantly during the last three years, prices for the Company's products have not increased significantly.

        Outlook

        The Company intends to continue its strategy of developing several catalog vehicles and related marketing efforts. Currently management anticipates that Linda Anderson will begin to produce a positive contribution to profitability during 1999 but both Linda Anderson's Collectibles and Snoopy, etc. are still in the developmental stage. In 1999, management plans to be less aggressive with prospecting efforts for Linda Anderson and Linda Anderson's Collectibles and to set limits on expenditures associated with prospecting. These actions should reduce the negative financial impact of these catalogs on profitability but may also slow the rate of revenue and database growth. We also plan to develop more niche catalogs or marketing efforts similar to Snoopy, etc. which will focus on specific groups of prospective customers. While in the developmental stage, these niche offerings may also produce some of the same effects on margins seen in 1998.

        Colorful Images is our most mature catalog. Colorful Images experienced some contribution reduction in 1998. During 1998 we attempted to mail two different versions of the catalog. Early test successes did
 not hold up when the catalog was mailed in higher volumes.   In 1999, we
 plan to mail one version of the catalog to customers and prospects at a reduced frequency as compared to 1998. This reduction in frequency of contact may reduce revenues from Colorful Images in 1999 but should result in increased profitability contribution.

        During the fourth quarter of 1998, the Company successfully avoided backorder problems that had occurred in prior years, but inventory levels increased significantly over historic levels. During 1999, the Company intends to make efforts to reduce the level of inventories by employing such measures as liquidation and returns to vendors. However, in the future as the Company's merchandise mix includes more gift, home decor and other merchandise items, the Company's investment in such inventory may need to increase above historic levels and the Company will need to plan to contain levels of excess inventory.

        During the last half of 1998, the Company began a significant e-commerce infrastructure development effort. During the second quarter of 1999, the Company currently plans to complete first phase infrastructure development and begin launching e-sites, including sites specific to certain of its catalogs and sites that offer brand or catalog related merchandise and services.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $9,703,000 in 1998, increased by $7,349,000 in 1997 and increased by $3,100,000 in 1996. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

        A decrease in the number of catalogs distributed near the end of the fourth quarter of 1998 as compared to the same period in 1997, and reduced costs incurred for distribution of a lesser number of catalogs in the first quarter of 1999 as compared to the same period in 1998 were the primary factors resulting in a $3,162,000 decrease in deferred advertising costs in 1998. Increased advertising over 1996 levels, the forward buying of approximately $1.7 million of paper for catalogs, the distribution of a greater number of catalogs and the distribution of a significant number of catalogs near the end of the fourth quarter of 1997 and very early in January 1998 were the primary factors in the increase of deferred
advertising by $3,797,000 in 1997.   The increase in inventories of
$5,427,000 in 1998 primarily related to increased inventory purchasing to avoid backorder problems and the increase in sales as a percentage of total company sales of the gift, home decor and other merchandise items which generally have higher unit cost than paper products. The increases of inventories of $2,552,000 in 1997 related primarily to increased sales. The decrease in accounts payable of $3,867,000 in 1998 related primarily to the timing of payment of advertising costs and inventories. The increase in accounts payable of $4,514,000 in 1997 and $2,216,000 in 1996 primarily related to the incurring of significant advertising costs for January mailings of the subsequent year and timing of payments for inventory. Improvement in inventory backorder and fulfillment function efficiency were the main factors in a decrease of customer liabilities (primarily unshipped customer orders and reserve for future customer warranty costs and product returns) in 1998 by $1,221,000. During the fourth quarter of 1997, the increase in customer liabilities of $953,000 related primarily to an increase in customer order backlog caused by inventory backorder and a lack of capacity in certain fulfillment functions. The net loss of $1,3 78,000 contributed significantly to the decrease in cash in 1998 and net income of $1,615,000 and $1,937,000 in 1997 and 1996, respectively, contributed significantly to increased cash in these years.

        Significant items of investment of cash during the periods were purchases of property and equipment of $1,252,000, $11,653,000 and $377,000 in 1998, 1997 and 1996, respectively, and the use of $500,000 to collateralize a letter of credit during 1997. The 1998 purchases related primarily to purchases of software and assets relative to development of e-commerce infrastructure. The 1997 purchases of property and equipment related primarily to the purchase of undeveloped land and costs of a newly constructed facility that the Company moved into in the third quarter of 1997. The purchases during 1996 related primarily to computer equipment, order fulfillment equipment and furniture to accommodate the sales growth and expansion of the Company's computer systems. The letter of credit is related to certain obligations generally expected to be resolved within one year, in connection with improvements to the building site.

        In early July 1997, the Company completed a secondary offering of
 1.5 million shares of its common stock. As part of the offering, the Company issued and sold 471,404 shares. The underwriters also elected to exercise their over-allotment option for 225,000 additional shares. Net proceeds from this transaction were approximately $10,213,000.

        During 1997, the Company closed on credit facilities with Bank One, Colorado, N.A. ("Bank One") for long-term financing on its new facility and a land development loan for the portion of property held for expansion or sale. The Company has facility mortgages of $4,401,000 bearing interest at a rate of 5.86%, plus approximately 1% in bank fees and $1,225,000 with interest at 7.875%. The land development loan is $1,064,000 with a variable interest rate equal to Bank One's prime rate plus 1.5% (9.25% at December 31, 1998). The Company also has available through Bank One a revolving line of credit for $2.0 million for general purposes. The revolving line of credit expires in May 1999, at which time the Company anticipates being able to renew the arrangement. The $6,996,000 increase in debt during 1997 represented draws on these credit facilities.

        The Company had $4,070,000 of cash and cash equivalents at December 31, 1998. Management believes that results of operations, continued operational planning review procedures, current cash balances and line of credit availability will produce funds necessary to meet its anticipated working capital requirements for the current year. During 1999, the Company plans to incur significant cost in the development of its e-commerce
infrastructure, the majority of which will be capitalized.   Also while the
Company's growth strategies primarily focus on internal development, the acquisition of existing catalogs may be considered from time to time.

YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing a disruption of operations, including, among other things, a temporary inability to process transactions, fulfill orders, or engage in similar normal business activities.

        With respect to the Company's information and fulfillment systems, the vendors have provided modifications for compliance by early 1999. All modification, conversions and installations are expected to be complete by mid-1999. The Company presently believes that with modifications to existing software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that the risk of its
 having non-compliant systems at the turn of  the century is low.   However,
 to the extent that areas of risk are identified, contingency plans will be developed during 1999 to minimize their impact.

        The Company estimates its total cost of achieving Year 2000 compliance to be less than $500,000 over the cost of normal software and equipment upgrades and replacements. Approximately $100,000 was incurred in 1998, the remainder will be incurred in 1999.

        The Company has initiated formal communication with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to be Year 2000 compliant. The Company has not yet discovered any major problems and to the extent that the Company identifies non-compliant issues, it plans to assess the level of exposure and develop contingency plans at that time. These contingency plans are likely to include identification and confirmation of the availability of alternative suppliers. However, there can be no assurance that the systems and infrastructure of other companies will be made compliant in a timely manner or that such failure by another company will not have an adverse effect on the Company. Because most of the Company's customers are individual consumers, the Company does not expect Year 2000 issues to materially affect its customers as a group.

        The cost of the project and date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct relevant systems and similar uncertainties.

FORWARD-LOOKING STATEMENTS

        The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 1999 and beyond and about Year 2000 issues, are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

	*	changes in postal rates or the cost of paper;

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

        * lack of availability/access to capital or sources of supply for appropriate inventory;

        * lack of effective performance of third party suppliers with respect to production and distribution of catalogs;

        * state tax issues relating to the taxation of out of state mail-order companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;

        * lack of effective performance of third parties supplying Year 2000 solutions to the Company;

        * lack of effective performance of customer service and the Company's order fulfillment system;

        * lack of effective performance of the Company's e-commerce infrastructure and retailing sites; and

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

Balance Sheets as of December 31, 1998 and 1997

Income Statements for the years ended December 31, 1998,
1997 and 1996

Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996

Statements of Cash flows for the years ended
December 31, 1998, 1997 and 1996

Notes to Financial Statements - December 31, 1998

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

Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying balance sheets of Concepts Direct, Inc. as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Denver, Colorado
February 9, 1999



CONCEPTS DIRECT, INC.
BALANCE SHEETS


                                                            December 31,
                                                           1998       1997


ASSETS
Current assets
   Cash and cash equivalents                           $4,070,369  $13,773,815
   Restricted cash                                              -      128,403
   Accounts receivable, less allowances                    391,280     259,219
   Deferred advertising costs                            4,454,553   7,616,138
   Inventories, less allowances                         10,053,406   5,167,729
   Income taxes recoverable                                      -     373,000
   Prepaid expenses and other                              267,107     904,281

        Total current assets                            19,236,715  28,222,585

Property and equipment, net                             12,272,441  11,860,954

Other assets                                               563,591     294,263

                                                       $32,072,747 $40,377,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                     $5,969,535  $9,837,028
   Current maturities of debt and
   capital lease obligations                               779,685     594,971
   Accrued employee compensation                           547,691   1,101,972
   Customer liabilities                                    494,428   1,715,775
   Interest payable                                         29,348      20,980
   Deferred income taxes payable                           732,980   1,808,056

        Total current liabilities                        8,553,667  15,078,782

Debt and capital lease obligations                       6,078,620   6,486,384

Commitments and contingencies


Common stock, $.10 par value, authorized
6,000,000 shares, issued and outstanding
4,967,286 and 4,957,286 in 1998
and 1997, respectively                                     496,729     495,729
Additional paid-in capital                              14,323,773  14,319,338
Retained earnings                                        2,619,958   3,997,569

         Total stockholders' equity                     17,440,460  18,812,636

                                                       $32,072,747 $40,377,802

See notes to financial statements.



CONCEPTS DIRECT, INC.
INCOME STATEMENTS


                                        Year Ended December 31,
                                          1998           1997        1996


Net sales                               $84,773,205  $78,488,903  $51,125,844

Operating costs and expenses
   Cost of product and delivery          47,493,436   41,899,656   26,833,956
   Selling, general and administrative   39,258,944   34,513,972   21,729,621

Total operating costs and expenses       86,752,380   76,413,628   48,563,577

Operating income (loss)                  (1,979,175)   2,075,275    2,562,267

Other income (expense), net                 (50,512)     414,614      245,936

Income (loss) before income taxes        (2,029,687)   2,489,889    2,808,203

Provision (benefit) for income taxes       (652,076)     875,000      871,000

Net income (loss)                       $(1,377,611)  $1,614,889   $1,937,203


Basic earnings (loss) per share              $(0.28)       $0.36        $0.46

Diluted earnings (loss) per share            $(0.28)       $0.33        $0.44


Weighted average number of common shares   4,959,286   4,528,486    4,233,177
Weighted average number of common shares
and dilutive stock options                 4,959,286   4,827,561    4,438,564

See notes to financial statements.



CONCEPTS DIRECT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                        Number of
                        shares of          Additional                    Total
                           Common   Common    Paid-In    Retained Stockholders'
                            Stock    Stock    Capital    Earnings       Equity

Bal. at Dec. 31, 1995   2,116,441 $211,644  $4,366,633    $445,477 $5,023,754

Net income                      -        -           -   1,937,203  1,937,203
Exercise of stock options   4,667      467       7,822          -      8,289

Bal. at Dec. 31, 1996   2,121,108  212,111   4,374,455   2,382,680  6,969,246

Net income                      -        -           -   1,614,889  1,614,889
Stock split             2,125,441  212,544    (212,544)         -           -
Exercise of stock options  14,333    1,433      14,394          -      15,827
Sale of common stock      696,404   69,641  10,143,033          -  10,212,674

Bal. at Dec. 31, 1997   4,957,286  495,729  14,319,338  3,997,569  18,812,636

Net loss                         -       -           - (1,377,611)(1,377,611)
Exercise of stock options  10,000   1 ,000       4,435          -       5,435

Bal. at Dec. 31, 1998   4,967,286 $496,729 $14,323,773 $2,619,958 $17,440,460


See notes to financial statements.


CONCEPTS DIRECT, INC.
STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                       1998            1997         1996
OPERATING ACTIVITIES
Net income (loss)                  $(1,377,611)     $1,614,889   $1,937,203
Adjustments to reconcile
 net income (loss) to net cash
 provided by (used in)
  operating activities:
Provision for losses on
 accounts receivable                    12,220          16,000       23,000
Provision for losses in
 inventory values                      541,168         168,506       41,721
Depreciation                         1,015,678         597,089      520,698
Increase (decrease) in current
 and deferred income taxes payable  (1,075,076)      1,020,413      696,718
Loss (gain) on disposals of
 property and equipment                 60,271            (410)      59,013
Changes in operating assets
 and liabilities:
Accounts receivable                   (144,281)       (109,386)     (80,731)
Deferred advertising costs           3,161,585      (3,797,311)  (1,611,583)
Inventories                         (5,426,845)     (2,552,236)     (26,842)
Income taxes recoverable               373,000        (373,000)           -
Prepaid expenses and other             637,174        (655,361)       34,334
Accounts payable                    (3,867,493)      4,513,750     2,216,104
Accrued employee compensation         (554,281)        517,104       (54,075)
Customer liabilities                (1,221,347)        953,284      (145,773)
Interest payable                         8,368         126,973             -
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES               (7,857,470)      2,040,304      3,609,787

INVESTING ACTIVITIES
Cash restricted as collateral                -        (500,000)             -
Release of cash restricted
 as collateral                         128,403         371,597              -
Purchases of property and
 equipment                          (1,251,649)    (11,652,622)      (377,426)
Sales of property, equipment
 and investments                             -             410            260
Other investing activities, net       (269,329)        (55,417)       (45,300)

NET CASH USED IN
 INVESTING ACTIVITIES               (1,392,575)    (11,836,032)      (422,466)

FINANCING ACTIVITIES
Principal payment of  debt and
 lease obligations                    (574,241)        (79,947)       (95,311)
Issuance of debt obligations           115,405       6,995,852              -
Sale of common stock                         -      10,212,674              -
Exercise of common stock options         5,435          15,827          8,289

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                 (453,401)     17,144,406        (87,022)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                   (9,703,446)      7,348,678      3,100,299

Cash and cash equivalents at
 beginning of year                  13,773,815       6,425,137      3,324,838

Cash and cash equivalents
 at end of year                     $4,070,369     $13,773,815     $6,425,137

See notes to financial statements.

NOTE 1.  Significant Accounting Policies


Organization: Concepts Direct, Inc. markets various products directly to individual consumers, including a line of personalized paper products, gift items, home decorative items and other merchandise under various catalog titles. The Company's corporate and operations facilities are located in Longmont, Colorado. The Company sells its products nationwide and in Canada.

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

The Company's sales are attributable entirely to United States operations. Export sales to Canada were approximately 0.1%, 1.3% and 1.9% of total sales in 1998, 1997, 1996, respectively. Export sales, excluding Canada, were less than 1%.

Cash Equivalents: The Company considers all highly liquid investments, including marketable securities, with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities of $0 and $4,949,100 at December 31, 1998 and 1997, respectively, consist of U.S. Government and U.S. Government backed obligations and are carried at cost which approximates market value.

Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $34,729,000, $30,202,000 and $18,373,000 in 1998, 1997 and 1996,
respectively.

Inventories: Inventories of products, net of valuation allowances of $740,000 and $394,000 at December 31, 1998 and 1997, respectively, are stated at the lower of cost (first-in, first-out" method) or market.

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

Earnings Per Share:   In 1997, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per
share excludes any dilutive effects of options.   Diluted earnings per
share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

Comprehensive Income: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. There is no difference between net income and comprehensive income as prescribed by Statement No. 130.

Segment Reporting: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has completed its analysis regarding the reporting requirements of Statement No. 131 and has determined that its operating segments are most appropriately aggregated as one operating segment as prescribed by Statement No. 131.


NOTE 2.   Statements of Cash Flows


Following is supplemental information to the statements of cash flows:
                                             Year Ended December 31,
                                      1998          1997            1996
Non-cash investing and
 financing activities:
Debt refinanced                      $     -      $3,842,427      $      -
Interest financed as debt             12,710         105,993             -
Equipment financed through
 capital lease                       235,787               -             -

Cash - flow data:
Cash paid during the year for:
Interest                            $485,766         $60,486       $12,801
Income taxes                               -         227,587       174,282


NOTE 3.   Property and Equipment


Following is a summary of property and equipment at:
                                                               Principal
                                        December 31,           Estimated
                                      1998        1997         Useful Lives

Data processing equipment          $1,673,995  $1,539,708        3-5 years
Computer software                   1,466,058     547,812          5 years
Furniture and equipment             1,993,554   1,876,733        3-5 years
Building                            7,214,643   7,168,860         30 years
Land used in operations             1,110,915   1,110,915              N/A
Land held for sale or expansion     1,914,343   1,820,614              N/A

                                   15,373,508  14,064,642
Less accumulated depreciation      (3,101,067) (2,203,688)

                                  $12,272,441 $11,860,954

In January, 1997, the Company purchased approximately 139 acres of undeveloped land in Longmont, Colorado. The Company" used approximately eleven acres of this land for a new facility and intends to hold the remaining land for sale or expansion.


NOTE 4.   Letter of Credit


On March 25, 1997, an irrevocable standby letter of credit for $500,000 was issued by a regional bank. The letter of credit relates to certain obligations in connection with improvements to the Company's land. In 1997, the letter of credit was collateralized by restricted cash held on deposit in an interest bearing account at the issuing bank. In 1998, this collateral was not required to be maintained. As of December 31, 1998 and 1997, $126,468 and $128,403, respectively, was available under this letter of credit.

NOTE 5.   Lines of Credit, Debt and Capital Lease Obligations


Debt and capital lease obligations consist of the following at December 31:
                                              1998                  1997

Mortgage loan payable to bank, principal
and interest payable monthly through
2005 at approximately 7%.                   $4,401,000           $4,480,000


Mortgage loan payable to bank, principal
and interest payable monthly through 2002,
with interest at 7.875%.                     1,224,685            1,479,510

Note payable to bank, principal and
interest payable monthly, balance due
in 2000 with interest at prime plus
1.5% (9.25% and 10% at December 31,1998
and 1997, respectively).                     1,063,906            1,121,845

Capital lease obligation, principal
and interest payable monthly through 2001,
with interest at 8.56%.                        168,714                    -

Total debt and capital lease obligations     6,858,305            7,081,355

Less current maturities                        779,685              594,971

Long-term debt obligations                  $6,078,620           $6,486,384

The estimated aggregate debt and capital lease maturities as of December 31, 1998 are:

1999                              $779,685
2000                             1,359,787
2001                               541,165
2002                               535,668
2003                               231,000
Thereafter                       3,411,000

Long-term debt obligations      $6,858,305

The carrying amounts of the mortgages and note payable borrowings approximate their fair market value as all borrrowings have interest rates which approximate the current market rates for such borrowings.

In September, 1998, the Company entered into a $300,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate and expiring February, 2002. After February, 1999, borrowings under the credit facility are not allowed. No borrowings have been made under the credit facility.

In May, 1997, the Company entered into a $3,700,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate.

$700,000 of the credit facility was available to finance furniture and equipment purchases, if needed. No borrowing were made under the $700,000" credit facility, which was cancelled in November, 1997 in connection with the Company's permanent mortgage financing of its new facility.

$1,000,000 of the credit facility is available as a revolving line of credit to finance the purchase of paper to be used in future catalog mailings. No borrowings have been made under the line of credit.

$2,000,000 of the credit facility was available for general working capital purposes, at management's discretion, in the form of a revolving line of credit. No borrowings have been made under the line of credit, which was reduced to $1,000,000 in November, 1997 in connection with" the Company's permanent mortgage financing of its new facility.

The remaining $2,000,000 of the credit facility expired in April, 1998, at which time the Company extended the maturity date to May, 1999.

All debt obligations and available lines of credit outstanding as of December 31, 1998 are secured by the Company's cash, inventories, accounts receivable, and property and equipment. The Company must comply with certain financial and performance covenants, including a minimum current ratio, a minimum tangible net worth, a maximum total debt to equity ratio and a minimum debt service coverage ratio. The Company must also maintain it primary deposit accounts with the bank.

NOTE 6.   Operating Lease Obligations


Future minimum lease payments for all non-cancelable operating leases are as follows at December 31, 1998:

1999                                      $1,115,304
2000                                         946,388
2001                                         603,283
2002                                         145,437
2003                                               -
Thereafter                                         -


Total future minimum lease payments       $2,810,412

The Company leases various equipment used in operations under agreements which expire at various dates through December 2001, excluding various renewal options available, some of which are subject to annual adjustments for cost escalation. Total rental expense for all operating leases amounted to $1,281,000, $1,327,000 and $1,269,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.


NOTE 7.   Other Income (Expense), Net


Following is a summary of the Company's other income (expense):

                                            Year Ended December 31,
                                       1998          1997          1996

Interest income                     $363,390      $343,550       $161,430
Interest expense                    (506,844)     (181,538)       (12,801)
Vendor payment discounts             153,644       244,791        121,149
Other, net                           (60,702)        7,811        (23,842)


                                    $(50,512)     $414,614       $245,936


NOTE 8.  Income Taxes


The differences between federal statutory income tax rates and the Company's effective tax rates are as follows:

                                               Year Ended December 31,
                                              1998       1997     1996

Federal tax expense at statutory rate      $(690,000)  $847,000  $955,000
Effect of permanent differences                2,000      3,000     3,000
State income tax less federal tax benefits         -      5,000    17,000
Research and experimentation tax credits           -          -  (104,000)
Revision of prior year estimates              35,924     20,000         -

                                           $(652,076)  $875,000  $871,000

The income tax expense consists of the following:

                                    Year Ended December 31,
                    1998                     1997                  1996
             Current    Deferred      Current    Deferred    Current  Deferred


Federal     $422,924  $(1,075,000)  $(202,000)  $1,069,000  $141,000  $702,000
State              -            -      30,000      (22,000)    7,000    21,000

            $422,924  $(1,075,000)  $(172,000)  $1,047,000  $148,000  $723,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets consist of the following:

                                               December 31,
                                      1998          1997         1996
Deferred tax liabilities:
  Deferred advertising costs      $(1,167,000)  $(2,589,000)  $(1,337,000)
  Property and equipment             (254,000)            -             -

  Deferred tax liabilities         (1,421,000)   (2,589,000)   (1,337,000)

Deferred tax assets:
  Allowance for doubtful accounts      14,000        19,000        14,000
  Inventory differences               470,000       308,000       236,000
  Property and equipment                    -        92,000       160,000
  Other nondeductible accruals        204,000       206,000       166,000
  Net operating loss carryforwards          -       156,000             -

 Deferred tax assets                  688,000       781,000       576,000

 Net deferred tax liabilities       $(733,000)  $(1,808,000)    $(761,000)


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

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan, certain key employees were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of the grant. Options granted are exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 360,000 and 270,000 shares of common stock authorized and reserved for issuance under the plan as of December 31, 1998 and 1997, respectively.

Under the terms of the Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 50,666 shares of common stock authorized and reserved for issuance under the plan as of December 31, 1997. No additional options may be granted under this plan.

Under the terms of the Concepts Direct, Inc. 1998 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 52,000 shares of common stock authorized and reserved for issuance under the plan as of December 31, 1998.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                1998        1997      1996

Risk-free interest rate                         5.5%        5.5%      5.5%
Dividend yields                                 0.0%        0.0%      0.0%
Volatility factors of the
 expected market price of the
 Company's common stock                        0.563       0.573     0.587
Weighted-average expected life
 of the employee stock options             5.5 years   5.5 years   5.5 years
Weighted-average expected life
 of the non-employee stock options           2 years     2 years     2 years


The weighted-average fair value of options granted were as follows:
                              1998      1997       1996

Employee Plan                 $5.50     $12.72     $5.25
Non-Employee Plans            $3.55         $-     $3.40

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                             1998         1997        1996

Pro forma net income (loss)             $(1,507,882)  $1,520,263  $1,911,760
Pro forma basic earnings per share           $(0.30)       $0.34       $0.45
Pro forma diluted earnings per share         $(0.30)       $0.31       $0.43

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

A summary of the Company's stock option activity, and related information follows:

                                       Employee Plan        Non-Employee Plans
                                                Weighted            Weighted
                                       Number   Average     Number  Average
                                         of     Exercise      of    Exercise
                                       Shares   Price       Shares  Price

Outstanding at December 31, 1995      225,000    $1.51     28,666     $1.69
Granted at market price                25,000    $9.13     16,000     $9.75
Exercised                              (2,000)   $0.58     (7,334)    $0.97
Canceled                               (8,000)   $0.88          -        $-

Outstanding at December 31, 1996      240,000    $2.33     37,332     $5.28
Granted at market price                20,000   $21.69          -        $-
Exercised                              (8,000)   $0.54    (10,666)    $1.12
Canceled                                    -       $-          -        $-

Outstanding at December 31, 1997      252,000    $3.92     26,666     $6.95
Granted at market price                81,000    $9.81     22,000    $10.51
Exercised                             (10,000)   $0.54          -        $-
Canceled                              (30,000)  $14.64          -        $-

Outstanding at December 31, 1998      293,000    $4.57      48,666    $8.56


A summary of outstanding options, by year they become exercisable, follows:

                               Employee Plan         Non-Employee Plans

                             Weighted               Weighted
                              Number     Average     Number     Average
                                of       Exercise      of       Exercise
                              Shares     Price       Shares     Price

Currently exercisable         64,000     $0.77       21,338       $6.25
1999                          49,250     $1.63       12,664      $10.19
2000                          43,500     $3.00        7,336      $10.51
2001                          30,500     $4.06        7,328      $10.51
2002                          38,750     $7.79            -          $-
2003                          26,500     $9.65            -          $-
2004                          20,250     $9.81            -          $-
2005                          20,250     $9.81            -          $-

Outstanding at
 December 31, 1998           293,000     $4.57       48,666       $8.56

Exercise price range of options outstanding:
Employee Plan              $0.50-$14.50
Non-Employee Plans         $2.75-$14.70

Weighted-average remaining contractual life of options outstanding
Employee Plan               6.86 years
Non-Employee Plans          3.35 years


NOTE 10.   Employee Retirement Savings Plan


In May 1985, the Company adopted a Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to any employee of the Company who has completed one year of service and is age twenty-one or older. The Company contributes $10 monthly for each eligible employee, plus up to $.50 for each dollar contributed by each participant on the first 4% of eligible compensation, depending on years of service. The Company may contribute an additional amount if it has sufficient profits. The Company's Contributions to employees of Concepts Direct, Inc. were $90,000, $57,000 and $55,000 in 1998, 1997 and 1996, respectively.

NOTE 11.   Quarterly Financial Information (Unaudited)

                                         Basic           Diluted
                      Income      Net    Earnings (Loss) Earnings (Loss)
              Net     (Loss) from Income per Common      per Common
              Sales   Operations  (Loss) Share           Share

                         (Dollars in thousands except per share data)

1996:
First            $11,584     $263       $266    $0.06     $0.06
Second             9,000     (344)      (220)   (0.05)    (0.05)
Third              9,800      258        220     0.05      0.05
Fourth            20,742    2,386      1,671     0.39      0.38


1997:
First           $15,952      $951       $673    $0.16     $0.15
Second           14,766       446        368     0.09      0.08
Third            14,630    (1,039)      (591)   (0.12)    (0.12)
Fourth           33,141     1,717      1,165     0.23      0.22


1998:
First           $15,480   $(1,045)     $(624)  $(0.13)   $(0.13)
Second           15,855      (286)      (193)   (0.04)    (0.04)
Third            19,495    (1,423)      (985)   (0.20)    (0.20)
Fourth           33,943       775        424     0.09      0.09

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CONCEPTS DIRECT, INC.
Year Ended December 31, 1998




COL. A                        COL. B    COL. C   COL. D   COL. E       COL. F

                                        Charged  Chrgd to
                             Balance at (Cred)   Other                 Bal at
                             Beginning  to Costs Accts-   Deductions   End
DESCRIPTION                  of Period   and Exp Describe Describe     of Per

Year Ended December 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts $57,000 $12,220  $-       $(27,000)(a) $42,220
Allowance for inventory
 obsolescence                   394,000 573,245   -        (226,837)   740,408

Totals deducted from
 asset accounts

Product warranty liability     $286,297 $(12,292) $-       $-         $274,005

Year Ended December 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts $41,000  $16,000  $-       $-          $57,000
Allowance for inventory
obsolescence                    400,000  168,506   -       (174,506)(b)394,000

Totals deducted from
 asset accounts                $441,000 $184,506  $-       $(174,506) $451,000

Product warranty liability     $254,124  $32,173  $-       $-         $286,297

Year Ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts $18,078  $23,000  $-       $(78)(a)    $41,000
Allowance for inventory
 obsolescence                   691,542   41,721   -    (333,263)(b)   400,000

Totals deducted from
asset accounts                 $709,620  $64,721  $-    $(333,341)    $441,000

Product warranty liability     $383,064 $(128,940)$-    $-            $254,124


(a)  Uncollectible accounts written off, net of recoveries."
(b)  Inventory written off, net of recoveries."

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

With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 30, 1999 is not to be deemed filed as a part of this Report.

ITEM  10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 30, 1999.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM  11.       EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors" and "Executive Compensation" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 30, 1999.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Voting Securities and Principal Shareholders" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 30, 1999. The Company does not know of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated herein by reference to material contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for April 30, 1999.



PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

        (a)     Documents filed as part of this report:

                1. The financial statements and related Report of Independent Auditors required by this item are listed and included in Item 8 of this report.

                2.      The financial statement schedule required by this
                        item is listed and included in Item 8 of this report.

                3. Exhibits required to be filed by Item 601 of Regulation S-K: SEE INDEX TO EXHIBITS

        (b) No Reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1998.



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

4(a) See the Seventh Article of Exhibit 3(a) and Articles I, IV, V, VI and VII of Exhibit 3(b).

(10)    Material Contracts.

10(a) Letter of Intent between registrant and Saunders Construction, Inc. dated January 21, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain earthwork activities. This agreement was previously filed as exhibit 10(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(b) Letter of Intent between registrant and Saunders Construction, Inc. dated February 20, 1997 to enter into an agreement for the construction of a new facility for registrant in Longmont, Colorado and authorizing Saunders Construction, Inc. to proceed with certain material pre-orders and structural work. This agreement was previously filed as exhibit 10(g) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(c) Contract between registrant and Intergroup, Inc. as Architect for the Provision of Architectural Services, dated September 4, 1996, in connection with the design of a new facility for registrant in Longmont, Colorado. This agreement was previously filed as exhibit 10(h) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is expressly incorporated herein by this reference.

10(d) Registrant's amended Profit Sharing Plan, reflecting an amendment under Section 401(k) of the Internal Revenue Code dated May 31, 1985. This Plan was previously filed as Exhibit 10(l) to Wiland Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and is expressly incorporated herein by this reference (Wiland Services, Inc.'s Reporting Number is 0-12967).

10(e) Standard Form of Agreement between Registrant and Saunders Construction, Inc. as Contractor, dated May 1, 1997, in connection with construction of a new facility for Registrant in Longmont, Colorado. This agreement was previously filed as exhibit 10.11 to Registrant's Amendment No. 1 to Form S-1 filed on June 4, 1997 and is expressly incorporated herein by reference.

10(f) Loan Agreement between Registrant and Bank One, Colorado, N.A. as lender, dated May 1, 1997, in connection with a $3.7 million credit facility. This agreement was previously filed as exhibit 10.12 to Registrant's Amendment No. 1 to Form S-1 filed on June 4, 1997 and is expressly incorporated herein by reference.

10(g) Land Development Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

10(h) Construction Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 2 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

10(i) 1999 Incentive Compensation Plan for officers of the registrant is filed herewith.

10(j) 1992 Stock Option Plan was previously filed as Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

10(k) 1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

10(l) First Amendment to the 1992 Stock Option Plan was previously filed as Exhibit A to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and is expressly incorporated herein by reference.

10(m) 1998 Non-Employee Directors Stock Option Plan was previously filed as Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders on April 24, 1998 is expressly incorporated by reference.

(23)    Consent of Experts and  Counsel.

23(a)   The Consent of Ernst & Young LLP is filed herewith.

(27)    Financial Data Schedule

27(a) The financial data schedule is included in the electronic Edgar filing only.

        SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONCEPTS DIRECT, INC.


Date: March 31, 1999               By: /s/ Phillip A. Wilan
                                           Phillip A. Wiland
                                           Chief Executive Officer
                                           Principal Executive
                                           Officer


Date: March 31, 1999               By: /s/ H. Franklin Marcus, Jr.
                                           H. Franklin Marcus, Jr.
                                           Secretary/Treasurer
                                           Chief Financial Officer
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1999                   /s/ Michael T. Buoncristiano
                                           Michael T. Buoncristiano, Director



Date: March 31, 1999                   /s/ Robert L. Burrus, Jr.
                                           Robert L. Burrus, Jr., Director



Date: March 31, 1999                   /s/ Stephen R. Polk
                                           Stephen R. Polk, Director



Date: March 31, 1999                   /s/ Phillip D. White
                                           Phillip D. White, Director



Date: March 31, 1999                   /s/ Phillip A. Wiland
                                           Phillip A. Wiland, Director


Exhibit 10(12)

1998 Incentive Compensation Plan for officers of the registrant follows.


Exhibit 23(a)
Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements
on Form S-8   pertaining to the 1998 Non-Employee Director Stock Option
Plan, the 1992 Non-Employee Director Stock Option Plan and 1992 Stock Option Plan of Concepts Direct, Inc. of our report dated February 9, 1999, with respect to the financial statements and schedule II of Concepts Direct, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1998.

/s/ Ernst & Young
Denver, Colorado
March 31, 1999