Form 10-Q
period 1999-03-31
CONCEPTS DIRECT INC
filed 1999-05-14
CIK 891035

FORM 10-Q

                      SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 19989

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

Yes  X   No

As of April 23, 1999, 4,975,286 shares of Common Stock, $.10 par value, were outstanding.


                            CONCEPTS DIRECT, INC.

                                FORM 10-Q

                                  INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

              Balance Sheets as of March 31, 1999 and December 31, 1998

              Statements of Operations for the three months ended
              March 31, 1999 and March 31, 1998

              Statements of Cash Flows for the three months ended
              March 31, 1999 and March 31, 1998

              Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and reports on Form 8-K


Item 1.
                           CONCEPTS DIRECT, INC.
                               Balance Sheets

                                              March 31,       December 31,
                                                1999              1998
ASSETS											(Unaudited)
Current assets
   Cash and cash equivalents                 $3,402,151        $4,070,369
   Accounts receivable, less allowances         389,815           391,280
   Deferred advertising costs                 3,088,270         4,454,553
   Inventories, less allowances               9,255,507        10,053,406
   Prepaid expenses and other                   343,540           267,107

      Total current assets                   16,479,283        19,236,715

Property and equipment, net                  12,690,656        12,272,441

Other assets                                    552,859           563,591

         TOTAL ASSETS                       $29,722,798       $32,072,747


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                          $3,985,111        $5,969,535
   Current maturities of debt and
    capital lease obligations                   850,259           779,685
   Accrued employee compensation                671,952           547,691
   Customer liabilities                         698,577           494,428
   Interest payable                              10,000            29,348
   Deferred income taxes payable                503,869           732,980

      Total current liabilities               6,719,768         8,553,667

Debt and capital lease obligations            5,966,891         6,078,620

Commitments and contingencies

Stockholders' equity
   Common Stock, $.10 par value, authorized
   6,000,000 shares, issued and outstanding
   4,975,286 and 4,967,286 in 1999 and 1998,
   respectively                                 497,529           496,729
   Additional paid-in capital                14,363,635        14,323,773
   Retained earnings                          2,174,975         2,619,958

      Total stockholders' equity             17,036,139        17,440,460

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $29,722,798       $32,072,747

See notes to financial statements.






                             CONCEPTS DIRECT, INC.
                           Statements of Operations
                                 (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                      1999          1998

Net sales                                        $12,545,759    $15,480,319

Operating costs and expenses:
  Cost of product and delivery                     8,000,447      8,730,014
  Selling, general and administrative              5,149,894      7,794,907

     Total operating costs and expenses           13,150,341     16,524,921

Operating loss                                      (604,582)    (1,044,602)

Other income (expense), net                          (69,512)        84,548

Loss before income taxes                            (674,094)      (960,054)

Benefit for income taxes                            (229,111)      (336,000)

Net loss                                           $(444,983)     $(624,054)

Basic loss per share                                  $(0.09)        $(0.13)

Diluted loss per share                                $(0.09)        $(0.13)

Weighted average number of common shares           4,971,286      4,957,286

Weighted average number of common shares
  and dilutive stock options                       4,971,286      4,957,286




See notes to financial statements.








                            CONCEPTS DIRECT, INC.
                          Statements of Cash Flows
                                 (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     1999           1998
OPERATING ACTIVITIES
  Net loss                                        $(444,983)      $(624,054)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for losses on accounts receivable     4,012           4,000
      Provision for losses in inventory values      352,624          86,798
      Depreciation                                  259,001         279,608
      Decrease in current and deferred
       income taxes                                (229,111)       (386,363)
      Changes in operating assets and liabilities:
        Accounts receivable                          (2,547)       (162,093)
        Deferred advertising costs                1,366,283       1,123,013
        Inventories                                 445,274           2,836
        Prepaid expenses and other                  (76,433)        710,764
        Accounts payable                         (1,984,422)     (5,162,946)
        Accrued employee compensation               124,261        (444,097)
        Customer liabilities                        204,149        (437,225)
        Interest payable                            (19,348)        (20,980)
    NET CASH USED IN OPERATING ACTIVITIES            (1,240)     (5,030,739)
INVESTING ACTIVITIES
   Release of cash restricted as collateral               -         128,403
   Purchases of property and equipment             (677,216)       (164,025)
   Other investing activities, net                   10,732         (74,383)
    NET CASH USED IN INVESTING ACTIVITIES          (666,484)       (110,005)
FINANCING ACTIVITIES
   Principal payments on debt
    and lease obligations                          (228,843)        (62,201)
   Issuance of debt obligations                     187,687         102,695
   Exercise of common stock options                  40,662               -
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                              (494)         40,494

    DECREASE IN CASH AND CASH EQUIVALENTS          (668,218)     (5,100,250)

Cash and cash equivalents at beginning of year    4,070,369      13,773,815

Cash and cash equivalents at end of period       $3,402,151      $8,673,565


See notes to financial statements.



                               CONCEPTS DIRECT, INC.
                            Notes to Financial Statements
                                    (Unaudited)


1.    Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended March 31, 1999 is not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

On April 19, 1999, the Company announced that it had signed a letter of intent to purchase the assets of The Music Stand, a leading catalog marketer of assorted music-related gifts, awards and collectibles. The purchase is subject to negotiation of a definitive purchase agreement and various other contingencies and approvals.

On May 5, 1999, the Company increased its existing revolving line of credit from $2,000,000 to $4,500,000. The line of credit expires in May 2000 and limits capital expenditures for fiscal year 1999. For a period of 30 days during the fourth quarter, the balance of the line must be zero. No balance was outstanding on the line of credit at March 31, 1999.




ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     General

     The Company remains in the process of transition from a single catalog company selling primarily personalized paper products to a multi-catalog company selling primarily gift and merchandise items. The Company is also in the process of developing e-commerce sales sites.

     In 1999, the Company changed its contact strategy for Colorful Images, its only mature catalog. We have returned to the strategy of mailing one version of each catalog to both customers and prospects as opposed to 1998 when we mailed a different version of the catalog to customers and prospects. In addition, the Company plans to reduce the number of times we mail to Colorful Images customers and impose limits on planned prospecting losses for its other catalogs which should increase the catalog contribution to general and administrative expenses and profit. In early 1999, this strategy appears to be working in that catalog contribution is increasing. However, due to the reduction of customer contacts, for the three-month period ended March 31, 1999, revenues have decreased.




     On April 19, 1999, the Company announced that it had signed a letter of intent to purchase the assets of The Music Stand, a leading catalog marketer of assorted music-related gifts, awards and collectibles. The purchase is subject to negotiation of a definitive purchase agreement and various other contingencies and approvals.

     Sales

         Decrease in Net Sales

     The Company's net sales decreased by $3.0 million, or 19%, to $12.5 million for the three-month period ended March 31, 1999 from $15.5 million
 in the same period in 1998.   This decrease resulted primarily from the
 changes in our strategy for Colorful Images discussed above. Sales for other catalogs increased in the first quarter of 1999 as compared to the same period of 1998.

     Cost of Product and Delivery and Gross Profit

         Cost of product and delivery as a percentage of sales was 64% for the first quarter of 1999 as compared to 56% for the same period in 1998. Gross profit was $4.5 million, or 36% of sales for the first quarter of 1999 as compared to $6.8 million, or 44% of sales for the same period in 1998.

     The increase in cost of product and delivery and the corresponding decrease in gross profit for the quarter occurred primarily because of increased sales of gift and merchandise items during the period. These items generally have higher product costs as a percentage of sales than personalized paper products. In addition, the increased reserves that we established for losses in inventory value and lower sales over which to spread higher fixed costs of fulfillment such as facilities and equipment contributed to a lesser degree to the decrease in gross profit as a percentage of net sales. See "Outlook" below for a discussion of our inventory management strategy.


     Selling General and Administrative Expense

         Selling general and administrative expense ("SG&A") decreased $2.7 million, or 34%, to $5.1 million for the first quarter of 1999 from $7.8 for the same period in 1998. As a percentage of net sales, SG&A decreased to 41% for the first quarter of 1999 from 50% for same period in 1998.

         The decrease in SG&A occurred primarily from a reduction in total catalog circulation in the quarter as compared to the same period in 1998. To a lesser degree the decrease related to imposed limits that we have on planned prospecting losses per mail cycle and creative costs saved because of distribution of a single version of the Colorful Images catalog to both customers and prospects.

     Other Income (Expense)

         The primary components of other income (expense) are vendor payment discounts, interest income, and interest expense. For the first quarter of 1999, we had an expense of $70,000 as compared to income of $85,000 for the same period in 1998. The most significant cause of decrease in other income was a decrease in interest income because of reduced cash balances available for investing.

     Income Taxes

The Company had an income tax benefit of $229,000 for the quarter ended March 31, 1999 as compared to an income tax benefit of $336,000 for the same quarter in 1998. The provision for income taxes for 1999 reflects the 34% income tax rate that management anticipates for the year.

     Outlook

         The Company intends to continue with the transition that is in progress and with developing e-commerce sites. In order to successfully complete this transition, we must, among other things, offset the increase in product cost as a percentage of sales with decreases in delivery and marketing costs as a percentage of sales.

         Currently, two of our four catalogs, Linda Anderson's Collectibles and Snoopy, etc. are still in the developmental stage. Until they emerge from this stage, prospecting costs and creative costs associated with catalog development as a percentage of sales will be higher than desired. We also plan to develop more niche catalogs, such as our Snoopy(, etc. catalog, which will be focused on specific groups of potential customers. While in the developmental stage, these catalogs may also produce some of the same effects on margins as we have seen in the recent past. We are attempting to offset this possibility by imposing limits on planned prospecting losses per mail cycle. This strategy has resulted in increasing catalog contribution in the first quarter of 1999.

         We are now mailing only one version of Colorful Images which advertises both personalized paper products and gift and merchandise items to both customers and prospects. Also, we intend to mail the Colorful Images catalog to customers less often and will likely follow a contact strategy similar to that used in earlier periods when our customer contribution per catalog was higher. This reduction in frequency of contact plus reduced prospecting may reduce revenue but should result in increased profitability contribution.

         As our business has shifted away from sales of personalized paper products towards sales of gift and merchandise items, we have had a greater need to increase inventory above historical levels. We are focused on balancing our need for available products against maintaining excess inventory. However, we believe that our current inventory levels are higher than necessary. We are currently employing other strategies to address the current excess inventory levels, including liquidation and returns to vendors. However, if these strategies are unsuccessful in the near term, we will have to increase the provision for losses in inventory value.

         During the remainder of 1999, we will incur significant costs developing e-commerce infrastructure and sites. We currently plan to complete first phase infrastructure development and begin launching e-sites in the summer of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended March 31, 1999, cash and cash equivalents decreased by $668,000. Those areas which had the greatest impact on cash and cash equivalents are described below.

         The decrease in accounts payable of $1,984,000 resulted primarily from the payment in the first quarter of 1999 for inventory and advertising cost purchased or incurred in the fourth quarter of 1998. The decrease in cash was offset by decrease in deferred advertising of $1,366,000 and inventories of $445,000 primarily related to reduced levels of advertising and sales of products in the first quarter of 1999 as compared to the fourth quarter of 1998.

         A significant item of investment of cash during the period was a purchase of property and equipment of $677,000, which primarily related to purchases of software and assets relative to development of e-commerce infrastructure.

         The Company has available with Bank One, Colorado, N.A. a revolving line of credit for $4.5 million for general purposes. No balance was outstanding on the line of credit at March 31, 1999. The line of credit expires in May 2000 and the Company does not anticipate problems in renewing the line.

         The Company had $3.4 million of unencumbered cash and cash equivalents at March 31, 1999. Management believes that results of operations, continued operational planning review, line of credit availability and current cash balances will produce funds necessary to meet the Company's anticipated working capital requirements for the current year. During 1999, the Company plans to incur significant cost in the development of its e-commerce infrastructure, the majority of which will be capitalized. Also, the Company plans to use its available cash and line of credit to fund the acquisition of the assets of the catalog, The Music Stand.

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

         With respect to the Company's information and fulfillment systems, the vendors of the Company have provided modifications for compliance. All modifications, conversions and installations are expected to be complete by mid-1999. If such modifications are not made or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that the risk of its having non-compliant systems at January 1, 2000 is low. However, to the extent that areas of risk are identified, contingency plans will be developed during 1999 to minimize their impact.

         The Company estimates its total cost of achieving Year 2000 compliance to be less than $500,000 over the cost of normal software and equipment upgrades and replacements. Approximately $150,000 has been incurred through March 31, 1999; the remainder will be incurred in the remainder of 1999.

         After investigation, the Company has not yet discovered any major Year 2000 compliance problems with respect to the third parties who are its critical suppliers of goods and services, such as merchandise vendors, catalog production and distribution service providers and product delivery service providers. To the extent that the Company does identify potentially non-compliant third parties, it plans to assess its level of exposure and risk and develop contingency plans at that time. These contingency plans are likely to include identification and confirmation of the availability of alternative suppliers. However, there can be no assurance that the systems and infrastructure of other companies will be made compliant in a timely manner or that such a failure by another company would not have an adverse effect on the Company. Because most of the Company's customers are individual consumers, the Company does not expect Year 2000 issues to materially affect its customers as a group.

         The cost of the project and date on which the Company believes it will complete the Year 2000 modifications are based upon management best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct relevant systems and similar uncertainties.


Special Note Regarding Forward-Looking Statements

         The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1999 and beyond and about Year 2000 issues, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance by third parties suppliers with respect to providing product inventory; lack of effective performance by third parties supplying Year 2000 solutions to the Company; lack of effective performance of customer service and the Company's order fulfillment system; lack of effective performance of the Company's e-commerce infrastructure and retailing sites; and changes in strategy and timing relating to the testing and rollout of new catalogs. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1998.


PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders.

       (a) The annual meeting of the Company's shareholders was held on April 30, 1999.

       (b) At such annual meeting, the stockholders of the Company elected Virginia B. Bayless, Robert L. Burrus, Jr., Michael T. Buoncristiano, Stephen R. Polk, Phillip D. White, Phillip A. Wiland and J. Michael Wolfe as directors for one-year terms. The elections were approved by the following votes:

             Directors                      For             Withheld

             Virginia B. Bayless         4,947,434               919
             Robert L. Burrus, Jr.       4,947,434               919
             Michael T. Buoncristiano    4,947,434               919
             Stephen R. Polk             4,947,434               919
             Phillip D. White            4,947,434               919
             Phillip A. Wiland           4,947,434               919

       (c) At such annual meeting, the stockholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 1999. The ratification of Ernst & Young LLP was approved by the following votes:

              For           4,947,615
              Against             390
              Abstain             348
              Broker Non-Votes      0

> (d) At such annual meeting, the stockholders of the Company approved the amendment to the Company's Certification of Incorporation to increase the shares of Common Stock authorized for issuance from 6,000,000 to 7,500,000 by the following votes:

              For           3,943,353
              Against           4,152
              Abstain             848
              Broker Non-Votes      0



Item 5. Other Information

The SEC has adopted Rule 14a-4(c), effective June 29, 1998, which determines how proxies designated by public corporations may use discretionary voting authority on stockholder proposals made at annual meetings. The Company will have unrestricted use of discretionary voting authority if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 2000 annual meeting of shareholders, this notice must be received by February 15, 2000.

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

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K for the fiscal quarter ended March 31, 1999.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CONCEPTS DIRECT, INC.
                                                        (registrant)



               Date:  May 6, 1999          By:  /s/ Phillip A. Wiland
                                                Phillip A. Wiland
                                                Chief Executive Officer


               Date:  May 6, 1999           By:  /s/ H. Franklin Marcus, Jr.
                                                 H. Franklin Marcus, Jr.
                                                 Chief Financial and
                                                 Accounting Officer