Form 10-Q
period 1999-06-30
CONCEPTS DIRECT INC
filed 1999-08-24
CIK 891035

FORM 10-Q

                         SECURITIES & EXCHANGE COMMISSION

                              Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999

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

Yes   X   No

As of July 20, 1999, 4,977,952 shares of Common Stock, $.10 par value, were outstanding.

                             CONCEPTS DIRECT, INC.

                                     FORM 10-Q

                                        INDEX


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

            Balance Sheets as of June 30, 1999 and
            December 31, 1998

            Statements of Operations for the three and six months ended June 30, 1999 and June 30, 1998

            Statements of Cash Flows for the six months ended
            June 30, 1999 and June 30, 1998

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

Item 1.
                              CONCEPTS DIRECT, INC.
                                 Balance Sheets

                                              June 30,        December 31,
                                                1999               1998
ASSETS                                       (Unaudited)
Current assets
   Cash and cash equivalents                   $481,438          $4,070,369
   Accounts receivable, less allowances         348,779             391,280
   Deferred advertising costs                 2,726,296           4,454,553
   Inventories, less allowances               8,933,311          10,053,406
   Prepaid expenses and other                   400,009             267,107
      Total current assets                   12,889,833          19,236,715
Property and equipment,net                   11,806,858          12,272,441
Capitalized software costs                    1,815,231              20,684
Trademark and other intangible assets,net     1,558,438                   -
Other assets                                    534,023             542,907
           TOTAL ASSETS                   $  28,604,383         $32,072,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                          $3,787,280          $5,969,535
   Current maturities of debt and
    capital lease obligations                   987,453             779,685
   Accrued employee compensation                835,376             547,691
   Customer liabilities                         675,881             494,428
   Interest payable                                   -              29,348
   Deferred income taxes payable                129,967             732,980
      Total current liabilities               6,415,957           8,553,667
Debt and capital lease obligations            5,881,307           6,078,620
Commitments and contingencies
Stockholders' equity
   Common Stock, $.10 par value, authorized
    7,500,000 and 6,000,000 shares, issued
    and outstanding 4,977,952 and 4,967,286
    shares in 1999 and 1998, respectively.      497,795             496,729
   Additional paid-in capital                14,370,700          14,323,773
   Retained earnings                          1,438,624           2,619,958
      Total stockholders' equity             16,307,119          17,440,460
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $28,604,383         $32,072,747

See notes to financial statements.

                              CONCEPTS DIRECT, INC.
                            Statements of Operations
                                   (Unaudited)
                            Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                             1999        1998       1999           1998
Net sales               $11,067,694  $15,855,323  $23,613,453  $31,335,642
Operating costs
 and expenses:
  Cost of product
   and delivery           7,436,089    8,934,815   15,436,536   17,664,829
  Selling, general
   and administrative     4,668,383    7,206,882    9,818,277   15,001,789
Total operating costs
 and expenses            12,104,472   16,141,697   25,254,813   32,666,618
Operating loss           (1,036,778)     286,374)  (1,641,360)  (1,330,976)
Other income (expense),
 net                        (73,475)     (10,765)    (142,987)      73,783
Loss before income taxes (1,110,253)    (297,139)  (1,784,347)  (1,257,193)
Benefit for income taxes   (373,902)    (104,000)    (603,013)    (440,000)
Net loss                  $(736,351)   $(193,139) $(1,181,334)   $(817,193)
Basic and diluted loss
 per share                   $(0.15)      $(0.04)      $(0.24)      $(0.16)
Weighted average number
 of common shares         4,976,619    4,957,286    4,972,619    4,957,286

See notes to financial statements.

                              CONCEPTS DIRECT,INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                                    Six Months Ended
                                                         June 30,
                                                   1999            1998
OPERATING ACTIVITIES
  Net loss                                     $(1,181,334)      $(817,193)
  Adjustments to reconcile net loss to net
  cash provided by (used in)
  operating activities:
    Provision for losses on accounts receivable      8,131           3,000
    Provision for losses in inventory values       735,684         238,576
    Depreciation and amortization                  539,696         478,406
    Current and deferred income taxes             (603,013)       (490,363)
    Changes in operating assets and
    liabilities:
      Accounts receivable                           59,370         (19,343)
      Deferred advertising costs                 1,729,257        (716,490)
      Inventories                                  905,411      (1,859,957)
      Prepaid expenses and other                  (132,902)        710,132
      Accounts payable                          (2,248,255)     (4,806,371)
      Accrued employee compensation                287,685        (239,747)
      Customer liabilities                         181,453        (935,313)
      Interest payable                             (29,348)        (20,980)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             251,835      (8,475,643)
INVESTING ACTIVITIES
  Release of cash restricted as collateral               -         128,403
  Capital expenditures                          (1,778,806)       (223,734)
  Acquisition of assets                         (1,916,644)              -
  Other investing activities, net                   29,569        (146,412)
NET CASH USED IN INVESTING ACTIVITIES           (3,665,881)       (241,743)
FINANCING ACTIVITIES
  Principal payments on debt
   and lease obligations                        (1,124,604)       (155,639)
  Issuance of debt obligations                     901,726         102,695
  Exercise of common stock options                  47,993               -
NET CASH USED IN FINANCING ACTIVITIES             (174,885)        (52,944)
DECREASE IN CASH AND CASH EQUIVALENTS           (3,588,931)     (8,770,330)
Cash and cash equivalents at beginning of year   4,070,369      13,773,815
Cash and cash equivalents at end of period        $481,438      $5,003,485

See notes to financial statements.


                              CONCEPTS DIRECT, INC.
                         Notes to Financial Statements
                                  (Unaudited)


1.    Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

On June 2, 1999, the Company acquired the trademark, customer list, inventory and certain other assets of The Music Stand for approximately $2.1 million. The purchase price was allocated based on estimated fair values at the date of acquisition. The Music Stand is a catalog marketer of assorted music-related gifts, awards and collectibles. The accompanying financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

During the second quarter of 1999, the Company continued the transition process of developing new catalogs that emphasize gift and merchandise products and e-commerce sales sites. The Company also continued its efforts to improve catalog contribution to general and administrative expenses and profits.

Because the Company has placed certain limits on planned prospecting losses in order to improve catalog contribution, there was a decrease in catalog circulation quantities of 35% from the second quarter of 1998 to the second quarter of 1999. The reduction in customer contact frequency was positive in that contribution from customers improved but this reduction also led to a decrease in customer revenue. Despite a reduction in circulation which generally helps improve contribution, our prospect marketing programs for catalogs other than Colorful Images did not perform as well as they did in the same quarter of 1998 in terms of both revenue and contribution.

During the second quarter, the Company completed the purchase of certain assets of The Music Stand, a catalog marketer of assorted music-related gifts, awards and collectibles. Also during the quarter, the Company mailed certain new microniche offers and launched a new catalog, Linda's Lawn and Garden, in test quantities.

In late June, the Company opened its first e-commerce sale site, LindaAnderson.com., which included much of the same merchandise as the Linda Anderson catalog, plus other merchandise with a similar theme. The Company continued significant development efforts with respect to e-commerce initiatives in the quarter and added additional employees, equipment and services to accommodate new business initiatives.

Sales

The Company's net sales decreased by $7.7 million, or 25%, to $23.6 million for the six month period ended June 30, 1999 from $31.3 million in the same period in 1998 and decreased by $4.8 million, or 30%, to $11.1 million for the second quarter of 1999 from $15.9 million in the same period in 1998. These decreases resulted primarily from changes in strategy with respect to Colorful Images and Linda Anderson in order to improve catalog contribution as discussed above. This strategy change may lead to continued decreases in circulation quantities and revenues of certain of the catalogs.

Costs of Product and Delivery and Gross Profit

Cost of product and delivery for the six month period ended June 30 increased as a percentage of net sales to 65% in 1999 from 56% in 1998 and increased to 67% in the second quarter of 1999 from 56% for the second quarter of 1998. Gross profit decreased by $5.5 million, or 40%, to $8.2 million for the six months ended June 30, 1999 from $13.7 million for the same period in 1998. Gross profit was $3.6 million and $6.9 million for the second quarter of 1999 and 1998, respectively. The decrease in gross profit as a percentage of net sales occurred primarily because of increased reserves established for losses in inventory value, lower sales over which to spread fixed costs of fulfillment such as facilities and equipment and additional costs in the form of labor, equipment and services to accommodate
the new e-commerce business initiatives.   See "Outlook" below for a
discussion of our inventory management strategy.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") decreased $5.2 million, or 35%, to $9.8 million for the first six months of 1999 from $15.0 million for the same period of 1998 and decreased $2.5 million, or 35%, to $4.7 million for the second quarter of 1999 from $7.2 million for the same quarter in 1998. SG&A as a percentage of net sales decreased to 42% for the first six months of 1999 from 48% for the same period in 1998 and decreased to 42% for the second quarter of 1999 from 45% for the same quarter in 1998.

The decrease in SG&A occurred primarily because of a reduction in total catalog circulation during the periods reported as compared to the same periods in 1998. To a lesser degree, the decrease related to limits placed on planned prospecting losses per mail cycle.

Other Income (Expense)

Other income (expense), primarily interest expense, vendor payment discounts, and interest income, was an expense of $143,000 for the six month period ended June 30, 1999 as compared to income of $74,000 for the same period in 1998. Expense for the second quarter of 1999 was $73,000 as compared to $11,000 for the same period in 1998. The most significant cause of the decrease in other income was a decrease in interest income because of reduced cash balances available for investing.

Income Taxes

The Company had an income tax benefit of $603,000 for the six month period ended June 30, 1999 as compared to a benefit of $440,000 for the same period in 1998. The Company had an income tax benefit of $374,000 for the quarter ended June 30, 1999 as compared to a benefit of $104,000 for the
same quarter in 1998.   The provision for income taxes for 1999 reflects the
34% income tax rate that management anticipates for the year.

Outlook

The Company intends to continue its current course of attempting to improve catalog contribution and developing e-commerce sites. However, in an effort to ease the impact of the transition period on profitability, the company will curtail its plans to launch additional niche catalogs and will probably test only one new catalog in the remainder of 1999.

Several of our catalogs, including the recently launched Linda's Lawn and Garden, are still in the developmental stage. Until they emerge from this stage, prospecting and creative costs associated with catalog development
will be higher than desired as a percentage of sales.   We will try to
improve margins by further reducing planned prospecting losses per mail cycles and curtailing plans to launch additional niche catalogs in 1999. These strategies may continue to result in reduced catalog circulation and may lead to decreased sales.

In June 1999, the Company completed the purchase of certain assets of The Music Stand catalog. The catalog is scheduled for its first mailing in the late summer. Management believes that operations of The Music Stand will fit well into the Company's existing structure and that, over time, positive contribution will be derived from The Music Stand's operations.

Over the past few years as we have shifted more of the product sales to gift and merchandise items and consequently we have had a greater need to increase inventory of these items. We are focused on balancing our need for these products against maintaining excess inventory. However, we believe that our current inventory levels are higher than necessary, particularly as we have reduced catalog circulation quantities. We are currently addressing the current excess inventory levels primarily by liquidation through various channels and returns to vendors. However, if these measures are unsuccessful or immaterial in impact, we will increase the provision for losses in inventory value.

During June, we opened our first product sales e-site, LindaAnderson.com. In the remainder of 1999, we will continue to incur significant costs developing e-commerce infrastructure and we plan to open more e-sites. We also will continue to add certain costs and overhead to manage and operate the sites and it may take a period of time for sales from these e-sites to cover such costs.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 1999, cash and cash equivalents decreased by $3,589,000. Activity in several areas had a significant impact on cash and cash equivalents as described below.

The decrease in accounts payable during the six month period ended June 30, 1999 of $2,248,000 resulted primarily from the payment in the first quarter of 1999 of inventory and advertising costs purchased or incurred in the fourth quarter of 1998. The decrease in cash was offset by decreases in deferred advertising of $1,729,000 and inventories of $905,000 primarily related to reduced levels of advertising and sales of products in 1999 as compared to the same periods of 1998.

Significant items of investment of cash during the period were capital expenditures of $1,779,000, which primarily related to the purchases of software and assets relative to development of e-commerce infrastructure and sites as well as the purchase of certain assets of The Music Stand catalog for $1,917,000

The Company has available with Bank One, Colorado, N.A. a revolving line of credit for $4,500,000 for general purposes. Although the Company did draw on the line of credit during the second quarter, primarily for purchasing certain assets of The Music Stand catalog, no balance was outstanding on the line of credit at June 30, 1999. The line of credit expires in May 2000.

The Company had $481,000 of unencumbered cash and cash equivalents at June 30, 1999. Management believes that results of operations, continued operational planning review, line of credit availability plus current cash balances will produce funds necessary to meet its anticipated working capital requirements for the current year. During 1999, the Company plans to incur significant cost in the development of its e-commerce infrastructure and sites, the majority of which will be capitalized.

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

With respect to the Company's information and fulfillment systems, the vendors of the Company have provided modifications for compliance. All modifications, conversions and installations are complete except for certain immaterial changes. The Company believes that the risk of its having non-compliant systems at January 1, 2000 is low. However, to the extent that areas of risk are identified, contingency plans will be developed to minimize their impact.

The Company estimates its total cost of achieving Year 2000 compliance to be less than $400,000 over the cost of normal software and equipment upgrades and replacements. Approximately $300,000 has been incurred through June 30, 1999; the remainder will be incurred in the remainder of 1999.

After investigation, the Company has not yet discovered any major Year 2000 compliance problems with respect to the third parties who are its critical suppliers of goods and services, such as merchandise vendors, catalog production and distribution service providers, product delivery and critical function service providers. To the extent that the Company does identify potentially non-compliant third parties, it plans to assess its level of exposure and risk and develop contingency plans at that time. These contingency plans are likely to include identification and confirmation of the availability of alternative suppliers. However, there can be no assurance that the systems and infrastructure of other companies will be made compliant in a timely manner or that such a failure by another company would not have an adverse effect on the Company. Because most of the Company's customers are individual consumers, the Company does not expect Year 2000 issues to materially affect its customers as a group.

The cost of the project and date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from anticipated. Specific factors that might cause such material differences include, but are not limited to, availability of personnel trained in this area, the ability to locate and correct relevant systems and similar uncertainties.

Special Note Regarding Forward-Looking Statements

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1999 and beyond and about Year 2000 issues, are forward-looking statements and involve
various risks and uncertainties.   Factors that could cause the Company's
actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to providing product inventory; lack of effective performance by third party supplying Year 2000 solutions to the Company; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance of customer service and the Company's order fulfillment system; lack of effective performance of the Company's e-commerce infrastructure and retailing sites; and changes in strategy and timing relating to the testing and rollout of new catalogs. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1998.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Documents filed as part of this report:

           Exhibit 3(i) Articles of incorporation and bylaws

              3(i)(a) Registrant's Amended and Restated Certificate of Incorporation as filed on June 4, 1992 (filed herewith).

              3(i)(b) Registrant's Certificate of Amendment of Amended and Restated Certificate of Incorporation as filed on June 18, 1999 (filed herewith).


           Exhibit 27: Financial Data Schedule (Edgar filing only.)


    (b) Reports on Form 8-K

        There were no reports on Form 8-K for the fiscal quarter ended June 30, 1999.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONCEPTS DIRECT, INC.
                                                   (registrant)

      Date:  August 13, 1999         By: /s/ Phillip A. Wiland
                                         Phillip A. Wiland
                                         Chief Executive Officer

      Date:  August 13, 1999         By: /s/ H. Franklin Marcus, Jr.
                                         H. Franklin Marcus, Jr.
                                         Chief Financial and Accounting
                                         Officer

Exhibit 3(i)(a)

                          Amended and Restated
                     Certificate of Incorporation
                                 For
                            Nextmark, Inc.

NextMark, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware ("Delaware Corporate Law") whose Certificate of Incorporation was filed on May 13, 1992, DOES HEREBY CERFITY:

That the Certificate of Incorporation, pursuant to Section 245 of the Delaware Corporate Law, is amended and restated.

That said amendment has been duly adopted in accordance with the provisions of Section 241(b) of the Delaware Corporate Law.

That the corporation has not (1) held an organizational meeting (2) elected officers (3) elected directors or (4) received payment for or issued stock and that this certificate is filed in accordance with Section 103 of the Delaware Corporate law.

That the incorporator has determined that the Article numbered FIRST in the Certificate of Incorporation should be amended to read as follows:

FIRST:  The name of the corporation is Concepts Direct Inc.

Second: The name and address of the registered agent is The Prentice-Hall Corporation System, Inc., 32 Loockerman Square, Suite L-100, in the city of Dover, County of Kent, Delaware 19901.

Third: That the purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the Delaware Corporate Law.

Fourth: That the total number of shares which the corporation shall have authority to issue is 6,000,000 shares of Common Stock, and the par value of each share is $0.10 per share.

Fifth: That the name and mailing address of the incorporator is John W. Patterson, McGuire, Woods, Battle & Boothe, 901 East Cary Street, Richmond, Virginia 23219.

Sixth: That the Board of Directors of the corporation is expressly authorized to make, alter or repeal bylaws of the corporation but the stockholders may make additional bylaws and may alter or repeal any bylaw whether adopted by them or otherwise.

Seventh: That whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and it stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all of the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

Eighth:   That no director of this corporation shall be liable to the corporation or its stockholders for monetary damages for breach or breaches of fiduciary duties as a director, provided that the provisions of this article shall not eliminate or limit the liability of a director (i) for any breach of the director's duty or loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under
Section 174 of the Delaware Corporate Law, or (iv) for any transaction for which the director derived an improper personal benefit.

Ninth: That election of directors need not be by written ballot except and to the extent provided in the said bylaws of the corporation.

IN WITNESS WHEROF, said NextMark, Inc. has caused this Amended and Restated Certificate of Incorporation to be signed by John W. Patterson, Incorporator, this third day of June 1992.


                                           /s/ John W. Patterson
                                           John W. Patterson, Incorporator


Exhibit 3(i)(b)

                 Certificate of Amendment of Amended and Restated
                          Certificate of Incorporation
                                       of
                             Concepts Direct, Inc.


It is hereby certified that:

1. The name of the corporation (hereinafter called the "Corporation") is Concepts Direct, Inc.

2. The amended and restated certificate of incorporation of the Corporation is hereby amended by striking out the Fourth Article thereof and by substituting in lieu of said Article the following new Article:

Fourth: That the total number of shares which the corporation shall have authority to issue is 7,500,000 shares of Common Stock, and the par value of each share is $.10 per share."

3. The amendment of the amended and restated certificate of incorporation herein certified has been duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.


Signed and attested to on June 15, 1999.



                                             /s/ J. Michael Wolfe
                                             J. Michael Wolfe, President


Attest:


/s/ H. Franklin Marcus
H. Franklin Marcus, Jr., Secretary