Form 10-Q
period 1999-09-30
CONCEPTS DIRECT INC
filed 1999-11-12
CIK 891035

FORM 10-Q

                       SECURITIES & EXCHANGE COMMISSION

                           Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999

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

Yes  X   No

As of October 22, 1999, 4,977,952 shares of Common Stock, $.10 par value, were outstanding.


                              CONCEPTS DIRECT, INC.

                                    FORM 10-Q

                                      INDEX


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

            Balance Sheets as of September 30, 1999 and
            December 31, 1998

            Statements of Operations for the three and nine months ended September 30, 1999 and September 30, 1998

            Statements of Cash Flows for the nine months ended
            September 30, 1999 and September 30, 1998

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K


Item 1.
                          CONCEPTS DIRECT, INC.
                             Balance Sheets

                                               September 30, December 31,
                                                     1999       1998
                                                (Unaudited)

ASSETS
Current assets

   Cash and cash equivalents                    $    -         $4,070,369
   Accounts receivable, less allowances          605,100          391,280
   Deferred advertising costs                  4,255,811        4,454,553
   Inventories, less allowances                9,115,382       10,053,406
   Prepaid expenses and other                    346,455          267,107

     Total current assets                     14,322,748       19,236,715

Property and equipment, net                   12,328,310       12,272,441

Capitalized software costs                     2,186,763           20,684

Trademark and other intangible assets, net     1,534,405                -

Other assets                                     745,124          542,907

         TOTAL ASSETS                        $31,117,350      $32,072,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                           $5,510,370       $5,969,535
   Current maturities of debt and capital
   lease obligations                             989,190          779,685
   Line of credit                              1,300,000                -
   Accrued employee compensation                 844,150          547,691
   Customer liabilities                        1,220,554          494,428
   Interest payable                                    -           29,348
   Deferred income taxes payable                       -          732,980
     Total current liabilities                 9,864,264        8,553,667

Debt and capital lease obligations             5,681,484        6,078,620

Commitments and contingencies

Stockholders' equity
   Common Stock, $.10 par value,
     authorized 7,500,000 and 6,000,000
     shares, issued and outstanding 4,977,952
     and 4,967,286 shares in 1999 and 1998,
     respectively.                               497,795          496,729
   Additional paid-in capital                 14,370,700       14,323,773
   Retained earnings                             703,107        2,619,958

     Total stockholders' equity               15,571,602       17,440,460

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY              $31,117,350      $32,072,747

See notes to financial statements.

                             CONCEPTS DIRECT, INC.

                            Statements of Operations
                                  (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                  1999        1998    1999          1998

Net sales                    $11,252,451 $19,494,748 $34,865,904 $50,830,390

Operating costs and expenses:

  Cost of product and
   delivery                    7,126,321  11,008,066  21,949,005  28,672,895
  Selling, general and
   administrative              5,117,441   9,909,845  15,549,572  24,911,634

Total operating costs
 and expenses                 12,243,762  20,917,911  37,498,577  53,584,529

Operating loss                  (991,311) (1,423,163) (2,632,673) (2,754,139)

Other expense, net              (123,108)    (91,839)   (266,094)    (18,056)

Loss before income taxes      (1,114,419) (1,515,002) (2,898,767) (2,772,195)

Benefit for income taxes        (378,902)   (530,000)   (981,915)   (970,000)

Net loss                       $(735,517)  $(985,002)$(1,916,852)$(1,802,195)

Basic and diluted loss per share  $(0.15)     $(0.20)     $(0.39)     $(0.36)

Weighted average number
of common shares               4,977,952   4,962,286   4,972,619   4,959,786

See notes to financial statements.


                           CONCEPTS DIRECT, INC.

                        Statements of Cash Flows
                               (Unaudited)
                                                    Nine Months Ended
                                                       September 30,
                                                       1999      1998
OPERATING ACTIVITIES
 Net loss                                         $(1,916,851) $(1,802,195)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Provision for losses on accounts receivable         31,088       14,000
   Provision for losses in inventory values           831,008      405,880
   Depreciation and amortization                      969,334      746,862
   Current and deferred income taxes                 (732,980)  (1,020,363)
   Loss on disposals of property and equipment              -       56,298
   Changes in operating assets and liabilities:
     Accounts receivable                             (219,908)    (153,036)
     Deferred advertising costs                       199,742   (3,570,878)
     Inventories                                      628,016   (6,015,337)
     Prepaid expenses and other                       (79,348)     450,378
     Accounts payable                                (525,165)   1,138,893
     Accrued employee compensation                    296,459     (351,168)
     Customer liabilities                             726,126    1,004,523
     Interest payable                                 (29,348)     (20,980)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   178,173   (9,117,123)

INVESTING ACTIVITIES
 Release of cash restricted as collateral                   -      128,403
 Capital expenditures                              (3,069,722)    (601,264)
 Acquisition of assets                             (1,924,318)           -
 Other investing activities, net                     (181,532)    (458,507)

NET CASH USED IN INVESTING ACTIVITIES              (5,175,572)    (931,368)

FINANCING ACTIVITIES
 Principal payments on debt and lease obligations  (1,580,240)    (410,794)
 Issuance of debt obligations                       2,459,277      687,469
 Exercise of common stock options                      47,993        5,435

NET CASH PROVIDED BY FINANCING ACTIVITIES             927,030      282,110

DECREASE IN CASH AND CASH EQUIVALENTS              (4,070,369)  (9,766,381)

Cash and cash equivalents at beginning of year      4,070,369   13,773,815

Cash and cash equivalents at end of period                  -   $4,007,434

See notes to financial statements.

                            CONCEPTS DIRECT, INC.
                        Notes to Financial Statements
                                (Unaudited)


1.  Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10- K for the year ended December 31, 1998.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

During the third quarter of 1999, the Company continued the transition process of developing new catalogs that emphasize gift and merchandise products and e- commerce sales sites and internet portal. The Company also continued its efforts to improve catalog contribution to general and administrative expenses and profits.

Because the Company has placed certain limits on planned prospecting losses in order to improve catalog contribution, there was a decrease in catalog circulation quantities of 62% from the third quarter of 1998 to the third quarter of 1999. The reduction in customer contact frequency was positive in that contribution from customers improved but this reduction also led to a decrease in customer revenue. Contribution from prospects improved but the reduction in circulation also led to a reduction in prospect marketing revenue during the third quarter of 1999 as compared to the same quarter in 1998.

During the third quarter, the Company mailed several microniche offers and
issued its first version of the Music Stand catalog.   During the second
quarter of 1999, the Company purchased the Music Stand catalog and certain other assets related to the catalog.

The Company continued significant development efforts with respect to e-commerce initiatives in the quarter and added additional employees, equipment and services to accommodate these new business initiatives.

Sales

The Company's net sales decreased by $16.0 million, or 31%, to $34.9 million for the nine month period ended September 30, 1999 from $50.8 million in the same period in 1998 and decreased by $8.2 million, or 42%, to $11.3 million for the third quarter of 1999 from $19.5 million in the same period in 1998. These decreases resulted primarily from changes in strategy with respect to Colorful Images and Linda Anderson in order to improve catalog contribution as discussed above. This strategy change may lead to continued decreases in circulation quantities and revenues of certain of the catalogs. The Company also believes that slow delivery of September catalogs by third party vendors or the United States Postal Service had significant negative impact upon third quarter sales.

Costs of Product and Delivery and Gross Profit

Cost of product and delivery for the nine month period ended September 30 increased as a percentage of net sales to 63% in 1999 from 56% in 1998 and increased to 63% in the third quarter of 1999 from 56% for the third quarter of 1998. Gross profit decreased by $9.3 million, or 42%, to $12.9 million for the nine months ended September 30, 1999 from $22.2 million for the same period in 1998. Gross profit was $4.1 million and $8.5 million for the third quarter of 1999 and 1998, respectively. The decrease in gross profit as a percentage of net sales occurred primarily because of lower sales over which to spread fixed costs of fulfillment such as facilities and equipment, increased fulfillment salaries in anticipation of higher holiday season sales, slower than anticipated deliveries of September catalogs and additional costs in the form of labor, equipment and services to accommodate the new e-commerce business initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") decreased $9.4 million, or 38%, to $15.5 million for the first nine months of 1999 from $24.9 million for the same period of 1998 and decreased $4.8 million, or 48%, to $5.1 million for the third quarter of 1999 from $9.9 million for the same quarter in 1998. SG&A as a percentage of net sales decreased to 45% for the first nine months of 1999 from 49% for the same period in 1998 and decreased to 46% for the third quarter of 1999 from 51% for the same quarter in 1998.

The decreases in SG&A occurred primarily because of a reduction in total catalog circulation during the periods reported as compared to the same periods in 1998. To a lesser degree, the decrease related to limits placed on planned prospecting losses per mail cycle.

Other Expense

Other expense, primarily interest expense and vendor payment discounts, was $266,000 for the nine month period ended September 30, 1999 as compared to $18,000 for the same period in 1998. Expense for the third quarter of 1999 was $123,000 as compared to $92,000 for the same period in 1998. The most significant cause of the increase in other expense was a decrease in interest income because of reduced cash balances available for investing.

Income Taxes

The Company had an income tax benefit of $982,000 for the nine month period ended September 30, 1999 as compared to a benefit of $970,000 for the same period in 1998. The Company had an income tax benefit of $379,000 for the quarter ended September 30, 1999 as compared to a benefit of $530,000 for the same quarter in 1998. The provision for income taxes for 1999 reflects the 34% income tax rate that management anticipates for the year.

Outlook

The Company intends to continue its current course of attempting to improve catalog contribution and developing e-commerce sites. However, in an effort to ease the impact of the transition period on profitability, the Company will not launch additional niche catalogs in 1999.

While several of our catalogs have been in the developmental stage, prospecting and creative costs associated with catalog development have been
higher than desired as a percentage of sales.   Beginning in late 1999, we
will focus more on the catalog business profitability and set more stringent controls on quality of catalog performance. These strategies may lead to reduced circulation of certain catalogs or other cost control measures.

Over the past few years, as we have shifted more of the product sales to gift and merchandise items, we have had a greater need to increase inventory of these items. We are focused on balancing our need for these products against the risks of maintaining excess inventory. However, we believe that our current inventory levels are higher than necessary, particularly as we have reduced catalog circulation quantities. We are currently addressing the current excess inventory levels primarily by liquidation through various channels and returns to vendors. In the third quarter of 1999, the Company did experience some success returning merchandise to vendors. However, if these measures are unsuccessful or immaterial in impact on a continuing basis, we will increase the provision for losses in inventory value.

In the second quarter of 1999, we opened our first product sales e-site, LindaAnderson.com. In the remainder of 1999, we will continue to incur significant costs developing e-commerce infrastructure and we plan to open more e-sites such as theMusicstand.com and a new Internet portal. Since we will continue to add certain costs and overhead to manage and operate the sites, it may take a period of time for sales from these e-sites to cover such costs.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 1999, cash and cash equivalents decreased by $4,070,000. Activity in several areas had a significant impact on cash and cash equivalents as described below.

The decrease in accounts payable during the nine month period ended September 30, 1999 of $525,000 resulted primarily from the payment in the first quarter of 1999 of inventory and advertising costs purchased or incurred in the fourth quarter of 1998. The decrease in cash was offset by decreases in deferred advertising of $200,000 and inventories of $628,000 primarily related to reduced levels of advertising and sales of products in
1999 as compared to the same periods of 1998.   The decrease in cash was
also offset by depreciation and amortization of $969,000 and an increase of $831,000 in the provision for losses in inventory value. The increase in customer liabilities of $726,000 related primarily to customer order backlog from customer orders received from catalog mailings in September 1999. The net loss of $1,917,000 also contributed significantly to the decrease in cash.

Significant items of investment of cash during the period were capital expenditures of $3,070,000, which primarily related to the purchases of software and assets relative to development of e-commerce infrastructure and sites as well as the purchase of certain assets of the Music Stand catalog for $1,924,000.

The Company has available with Bank One, Colorado, N.A. a revolving line of credit for $3,000,000 for general purposes. During the third quarter, the line of credit was reduced from $4,500,000 to $3,000,000 and certain financial and performance covenants were modified including a maximum annual capital asset limit, a maximum annual net loss limit and a minimum tangible
net worth.   The Company had a balance of $1,300,000 outstanding on the line of credit at September 30, 1999.  The line of credit expires in May 2000.

The Company had no unencumbered cash and cash equivalents at September 30, 1999. Management believes that results of operations, continued operational planning review, line of credit availability plus current cash balances will produce funds necessary to meet its anticipated working capital requirements during the remainder of 1999. During 1999, the Company plans to incur significant cost in the development of its e- commerce infrastructure and sites, the majority of which will be capitalized.

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

With respect to the Company's information and fulfillment systems, the vendors of the Company have provided modifications for compliance. All modifications, conversions and installations are complete. The Company believes that the risk of its having non-compliant systems at January 1, 2000 is low. However, to the extent that areas of risk are identified, contingency plans will be developed to minimize their impact.

The Company estimates its total cost of achieving Year 2000 compliance to be less than $400,000 over the cost of normal software and equipment upgrades and replacements. Approximately $350,000 has been incurred through September 30, 1999; the remainder will be incurred in the remainder of 1999.

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

Special Note Regarding Forward-Looking Statements

The discussion above contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. Company statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for 1999 and beyond and about Year 2000 issues, are forward-looking statements and involve
various risks and uncertainties.   Factors that could cause the Company's
actual results to differ materially from management's estimates and expectations include, but are not limited to, the following: changes in postal rates or the costs of paper; changes in economic and market conditions; changes in the Company's merchandise product mix or changes in the Company's customer response to advertising offers; lack of effective performance by third party suppliers with respect to providing product inventory; lack of effective performance by third parties supplying Year 2000 solutions to the Company; lack of effective performance by third party suppliers with respect to production and distribution of catalogs; lack of effective performance of customer service and the Company's order fulfillment system; lack of effective performance of the Company's e-commerce infrastructure and retailing sites; lack of availability of sufficient credit for business operations and changes in strategy and timing relating to the testing and rollout of new catalogs. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Documents filed as part of this report:

   Exhibit 27:  Financial Data Schedule (Edgar filing only.)

Registrant hereby agrees to furnish the Commision, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

(b) Reports on Form 8-K

There were no reports on Form 8-K for the fiscal quarter ended September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONCEPTS DIRECT, INC.
                                 (registrant)

          Date:  November 15, 1999  By: /s/ Phillip A. Wiland
                                    Phillip A. Wiland
                                    Chief Executive Officer

          Date:  November 15, 1999  By: /s/ H. Franklin Marcus, Jr.
                                    H. Franklin Marcus, Jr.
                                    Chief Financial and Accounting Officer