Form 10-K405
period 1999-12-31
CONCEPTS DIRECT INC
filed 2000-03-30
CIK 891035

FORM 10-K405

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10- K. []

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2000 was approximately $11,998,000. This figure was calculated as follows: The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on March 6, 2000. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's common stock as of March 6, 2000 was 4,985,618.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders scheduled for May 2, 2000 are incorporated by reference into
Part III



                                  PART 1

ITEM 1.  BUSINESS

General

Concepts Direct, Inc. is a direct marketing company, headquartered in Longmont, Colorado. From 1988 to 1992, operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. The Company was organized as a Delaware corporation in May 1992 and began operations under its name on
September 30, 1992, as a result of a spin-off from Wiland.   Since its
inception, Concepts Direct Inc.'s primary focus has been on utilizing its direct marketing expertise and its database to produce multiple independent revenue streams from multiple marketing vehicles. Today it owns and operates five catalog titles and related niche marketing vehicles.

In February, 2000 after a period of extensive Internet infrastructure development activity, the Company moved certain of its technology assets and liabilities to two wholly owned subsidiary corporations called iConcepts, Inc. and BOTWEB, Inc. This reorganization was accomplished to enhance focus of the companies on their various missions and goals and to better communicate the status of each company to investors.

Concepts Direct will continue to operate the established catalog business and associated Internet sites. Concepts Direct's five primary direct marketing vehicles are the "Colorful Images," "Linda Anderson," "Snoopy etc., A catalog with character," "Linda Anderson's Collectibles" and "the Music Stand" catalogs. Through these media and Internet sites associated with Linda Anderson and the Music Stand, it currently sells personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two primary strengths of Concepts Direct are its proprietary database (consisting of approximately 11.3 million customers, catalog requesters, catalog referrals and gift recipients as of December 31, 1999) and its direct marketing expertise.

iConcepts has three missions. The first is to provide technology support and site hosting and development services to Concepts Direct, BOTWEB and other entities. Second, iConcepts is to operate Internet retailing sites under new brand names. Current sites are iGift.com, NewBargains.com, TheBearHouse.com and YourCountryStore.com. Its long-term strategy is to develop these sites and other sites yet to be launched into significant retailing sites on the Internet. Finally, iConcepts is intended to operate as a business incubator, developing new business concepts and growing them to the point that they operate independently.

BOTWEB is developing the Internet portal, BOTWEB.com. Its mission is to add features, enhance the site and build significant consumer traffic and gradually become a leading Internet portal.

In this report, the following terms and definitions are used:

The Company refers to Concepts Direct, Inc. and subsidiaries, which includes the Concepts Direct catalogs, associated Internet sites and related operations; the iConcepts Internet retailing sites, hosting equipment and software and related operations; and the BOTWEB.com Internet portal and related operations.

Concepts Direct refers to the branded catalogs and associated Internet sites of the parent company, Concepts Direct, Inc.

iConcepts refers to the non-catalog Internet retailing sites, technology, site hosting and related operations of iConcepts, Inc (and prior to its formation, the comparable activities as conducted within Concepts Direct, Inc.).

BOTWEB refers to the BOTWEB.com Internet portal and related operations of BOTWEB, Inc (and prior to its formation, the comparable activities as conducted within Concepts Direct, Inc.).

Financial Information about Segments, Foreign and Domestic Operations and Export Sales

Refer to Note 13 of the Financial Statements included in the Annual Report for more information about segment information for 1997, 1998 and 1999 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.

Identifiable assets are attributable entirely to domestic operations. There are no foreign operations, but Concepts Direct has advertised in Canada. Export sales to Canada were immaterial for the years 1997, 1998 and 1999, respectively. Export sales excluding Canada are insignificant.

Concepts Direct

Strategic Focus

The strategic focus of Concepts Direct is to steadily increase revenues and earnings through the successful operation of its catalogs and related Internet sites. It may also launch or acquire additional catalogs when timing and capital make it appropriate to do so. The principal strategies for achieving current goals are as follows:

    * Concepts Direct employs an analytical approach to prospecting for new customers which emphasizes list testing and segment analysis, adherence to list performance guidelines and the recognition of the long-term value of a customer.

    * Concepts Direct seeks to maximize effective use of its proprietary database. In addition to recency, frequency of purchase and other monetary data typically used in database direct marketing, Concepts Direct also collects information concerning the types and themes of merchandise purchased by its customers. The use of this data, in conjunction with purchase history data such as latest order date and order size, facilitates selections from the database and product offerings which are suited to the styles and tastes of customers. This information is used to determine which names from Concepts Direct's database are to be selected for subsequent marketing contacts.

    * Concepts Direct plans to effectively manage the circulation of its catalogs and marketing offers. Concepts Direct believes that its list testing strategy, evaluation of performance data and recognition of the long-term value of a new customer have been significant contributing factors to its success in expanding and contracting circulation in various business environments. As response rates allow, Concepts Direct will attempt in 2000 to increase circulation and enlarge its proprietary database more rapidly than in 1999.

    * Concepts Direct believes that it enjoys strong brand recognition and customer loyalty for its catalogs. As a result, Concepts Direct intends to leverage its proprietary database and understanding of product preferences of its primary audience by introducing new complementary catalog offers under existing catalog brand names. Colorful Images and other Concepts Direct catalogs have produced a database comprised in part of customers who have purchased many different product types. This database provides an opportunity to launch new marketing programs under the umbrella of the various catalog titles, targeted to address these particular interests.

    * Concepts Direct plans to leverage its fulfillment infrastructure, its direct marketing expertise and the technological expertise of iConcepts, Inc. to market products via e- commerce sites. Concepts Direct believes that it can use certain e-commerce advantages such as ease of ordering, constant availability to the consumer and cost effective means of offer presentation to achieve a significant retailing presence via electronic media.

    * Concepts Direct may seek to acquire catalog assets that have a strategic fit with its long term plans. Such efforts will only occur when market timing and the availability of capital make it appropriate to do so.

Customer Database

The Concepts Direct proprietary database stores information on each customer. The information is derived primarily from customer transactions and is updated as new transactions are recorded. Concepts Direct also conducts prospect mailings to rented and exchanged mailing lists obtained from other companies and sources. The use of rented and exchanged mailing lists is expected to be a component of future efforts to obtain new customers and add them to the proprietary database. During 1999, Concepts Direct mailed over 41 million copies of its catalog titles.

At the end of 1999, the proprietary database contained approximately 11.3 million customers, catalog requesters, catalog referrals and gift recipients, approximately 1.3 million of whom had placed orders during the last fiscal year. The database has grown substantially during the past three years, increasing from 5.6 million names at the end of 1996 to 11.3 million names at the end of 1999. The 1999 acquisition of the assets of the Music Stand catalog added approximately 2.1 million names to the database. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

Concepts Direct selects from its database the individuals it believes are most likely to respond to a particular merchandise offer, thus maximizing sales while managing costs as a percent of sales. Concepts Direct believes that its ability to analyze its database and select recipients for a particular direct marketing campaign are significant factors in its growth. Various indicators, including frequency and size of order, date of last order, and style and theme of products purchased are utilized to direct specific catalog mailings to those most likely to purchase its merchandise. The customer database is updated in a real time environment.

Marketing and Product Lines

Concepts Direct not only markets to its customer database but also exchanges lists with and rents lists from other direct marketers in order to gain new
customers.   Concepts Direct is also developing an extensive Internet
presence that makes its products available to customers and prospects. Concepts Direct currently markets its products primarily under five catalog titles:

1.  Colorful Images

Colorful Images is the trade name under which Concepts Direct markets its line of personalized labels, personalized notepads, various other personalized paper products and general merchandise such as T-shirts and collectibles. Colorful Images creates its own designs, purchases styles and designs from outside sources and licenses certain images on a royalty basis.

The Colorful Images line of personalized self-adhesive labels is one of the largest assortments of such products available from any company. There are over 900 different label choices appropriate to popular interests as well as most regions of the country, many hobbies, professions and lifestyles. In addition, labels are available with popular licensed characters such as Snoopy, other PEANUTS characters and Boyds Bears.

The primary marketing vehicle utilized to sell Colorful Images products is a digest- sized catalog (measuring approximately 5" x 7.5") with price points typically ranging from $6.95 to about $60.00, excluding shipping and handling. The catalog features photographs of labels and other products

Although certain segments of the Colorful Images customer database may prefer one product line or the other, all customers receive the same
version.   During 2000, the Company plans to mail the primary Colorful
Images catalog to customers and prospects seven times, identical to the seven times it was mailed in 1999.

In addition, Colorful Images plans to send smaller versions of the catalog with more narrowly focused product selection to carefully targeted and selected customers and prospects. This strategy was tested in the fall of 1999 with the release of the "Colorful Christmas" version of the catalog and a special Gift version of the catalog mailed in November. Results from both mailings exceeded management's expectations and will be expanded in 2000. In addition, Concepts Direct plans to extend this strategy of mailing smaller
versions of the catalog in 2000.   The first such offering, "Colorful
Spring," is expected to be mailed to customers in late March. Additional small, focused mailings may follow if the positive response to these marketing efforts is repeated.

Colorful Images has been a successful catalog for several years. It is normal for catalogs to mature at certain points in their life cycle and not grow at the same rate as at points earlier in their life cycle. During 1999, revenue declined primarily as a result of less catalog circulation. During 2000, Colorful Images expects to produce modest growth in both sales and catalog circulation above 1999 levels. Management anticipates that Colorful Images will continue to produce a significant contribution to profitability and general and administrative costs.

An Internet retailing site featuring an extensive array of Colorful Images products is in development and is expected to launch late in the second quarter of 2000 or shortly thereafter. This site will be built and supported by iConcepts.

2.  Linda Anderson

Linda Anderson markets an assortment of gifts, home decorative merchandise and casual apparel generally at higher price points than Colorful Images. This merchandise is offered through the Linda Anderson catalog and at LindaAnderson.com. Price points for Linda Anderson merchandise typically range from about $9.00 to about $175.00, excluding shipping and handling.

About 185,000 customers placed orders through the Linda Anderson catalog in the twelve month period ended December 31, 1999, compared to more than 300,000 in 1998. This decrease resulted from a strategic decision to reduce the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle. Although this decision reduced the number of new customers acquired during 1999 and reduced overall sales for the catalog, it significantly increased the contribution to profitability and
general and administrative costs from this catalog.   Linda Anderson plans
to continue to limit prospecting in 2000. Seven unique editions of Linda Anderson are planned for 2000, compared to six plus one remailed edition in 1999.

In the spring of 1999, a test of a targeted catalog version called "Linda's Lawn & Garden" was conducted. Results from this offer led to a decision to defer further testing of similar offerings, at least temporarily. Management may decide to renew this or similar efforts sometime in the future, but has no plans to do so in 2000.

New customers of the Linda Anderson catalog have responded to our other catalogs at a favorable rate. Because of this, during 1998 and the first half of 1999, Linda Anderson invested heavily in prospecting for new customers. While this effort produced a significant number of new customers, the financial investment was substantial. During the second half of 1999, Linda Anderson reduced prospecting volumes by limiting the prospecting investment per mail cycle. This action resulted in a decline in the rate of revenue and database growth from 1998 levels, but significantly improved the overall financial performance of the catalog in 1999 particularly during the second half of the year. Linda Anderson plans to continue this strategy of limiting prospecting investment per cycle in 2000.

LindaAnderson.com was launched in June of 1999.   It offers a wide range of
current and past products from the Linda Anderson catalog and the Linda Anderson's Collectiblesr catalog. Approximately five percent of total sales of Linda Anderson and Linda Anderson Collectibles were generated through the Internet site during the fourth quarter of 1999. Most of these sales were to existing customers. Management is pleased with these results and will attempt to increase Internet sales to customers and prospects in a profitable manner. The site was built and is maintained by iConcepts.

3.  Linda Anderson's Collectibles

Linda Anderson's Collectibles was launched in 1997 featuring an extensive line of collectible merchandise and information about collecting and the lines represented. The catalog was mailed four times in 1999 and the number of customers climbed to over 176,000, compared to about 112,000 as of December 31, 1998.

During 1999, a strategic decision to reduce the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle was implemented. As a result, volume fell during the later part of the year but contribution to profitability and general and administrative costs improved significantly. It is anticipated that Linda Anderson's Collectibles will be mailed four times during 2000 as compared to four times in 1999.

During 1999, a number of "microniche" collectible offers were mailed. These offers are tightly targeted marketing offers mailed to a limited number of carefully selected customers with known affinity for the featured product lines, based on prior purchasing history. Although these microniche offers had limited circulation quantities, response rates and contribution to profitability and general and administrative costs generated by the 1999 microniche offers were extremely encouraging. An increased number of such mailings is planned for 2000 with the focus being on contribution optimization.

An Internet site for Linda Anderson's Collectibles is not planned because the LindaAnderson.com site offers current and past products from the Linda Anderson's Collectibles catalog. Catalog mailings are intended to direct consumers to LindaAnderson.com.

4.  Snoopy etc., A catalog with character

Operating under an agreement with United Feature Syndicate, Concepts Direct has developed a catalog consisting exclusively of merchandise featuring Snoopy and the other PEANUTS characters. The merchandise in the catalog is a combination of items from licensed manufacturers and items designed exclusively for the catalog. A royalty on sales generated by the catalog is paid to United Feature Syndicate.

Snoopy etc., a catalog with character was issued five times in 1999 with products generally priced between $7.95 and $940.00 per item. Since 1996, Concepts Direct has had a license to feature PEANUTS characters on personalized label products and has accumulated information on its proprietary database concerning buyers of PEANUTS personalized label products and other PEANUTS merchandise sold in its catalogs. Consistent with Concept Direct's overall strategy to develop its catalogs into a profitable status, beginning in September, 1999, Concepts Direct curtailed mail volume to prospect names and focused on improving contribution from Snoopy etc. Management was pleased with the results of these efforts, and response to the catalog was further increased due to the demand created by the status of PEANUTS creator, Charles M Schulz.

In late 1999, Mr. Schulz, announced his planned retirement for early 2000. This was followed by another announcement that Mr. Schulz was ill and by Mr. Schulz's death in early 2000. We do not expect our relationship with United Feature Syndicate to change significantly.

Six editions of the catalog are planned for 2000 as compared to five in 1999. Circulation quantities per cycle will likely be lower during the first half of 2000 than in 1999, with slight increases possible during the fall season as compared to the same period in 1999.

5.  the Music Stand

In June 1999, Concepts Direct purchased substantially all of the assets of the Music Stand catalog. The catalog is a well established title with a loyal following of customers, some of whom have been purchasers for up to twenty years. The acquisition included primarily the customer database and inventory of the catalog.

Two editions of the Music Stand catalog were mailed in the fall of 1999. Results from both mailings were encouraging, generating a postive contribution to profit and general and administrative costs. During late 1999, theMusicStand.com web site was launched. It was built and is maintained by iConcepts.

It is planned that six editions of the catalog will be mailed to customers and prospects in 2000. Strategically, Concepts Direct plans to carefully test this catalog until we have a full understanding of its database and seasonality. Management hopes to increase circulation quantities but this remains uncertain because its experience with this catalog is limited.

Licensing and Service Marks

Federally registered service marks exist for each of the Concepts Direct catalog titles, except Snoopy, etc. Registered service marks for other business concepts and catalog titles may be applied for in the future.

Concepts Direct has developed certain artwork used in its labels and other products. In addition, the Company has purchased or licensed rights to certain artwork from third parties, generally for a period of at least three to five years. Certain rights are also licensed on a royalty basis, including PEANUTS, Boyds Collection Ltd., Dreamsicles and others.
Management anticipates the licenses and royalty arrangements may be renewed or replaced, as appropriate, with minimal disruption to ongoing operations.

Materials and Inventory

Product inventory is purchased from numerous domestic manufacturers and several importers and domestic representatives of foreign manufacturers. Domestic sources supply essentially all of the gift and apparel merchandise. Purchase arrangements with suppliers are generally for a specified product, price and quantity of product. While Concepts Direct purchases the base paper stock for most of its personalized labels from a few vendors, management believes alternative vendors are available, if needed. The remainder of the product line and material used in the production of catalogs are available from many different sources.

Except for a few specialized items that are drop shipped directly from suppliers, Concepts Direct maintains an inventory of the products it sells. Most items offered at the Company's Internet sites are from the Concepts Direct inventory. Concepts Direct analyzes past catalog mailings, evaluates probable customer buying patterns and projects sales levels for new products, to try to avoid committing excessive amounts of working capital to inventory for substantial periods of time. During the fourth quarter of 1997, gift and merchandise backorder levels rose to an unsatisfactory level primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion. In the fourth quarter of 1998, the Company was successful in minimizing the backorder problems that occurred in the fourth quarter of 1997. In the process of correcting the backorder problem, inventory levels increased significantly over historic levels. Efforts were made in 1999 and will continue in 2000 to reduce the level of inventories by such measures as running these items in catalogs, featuring the items on appropriate Internet sites, liquidation and returns to vendors.

Gift and apparel inventory liquidation processes include product exchange agreements with vendors, sale of outdated products through small retail outlets and discarding of some items. Concepts Direct and iConcepts Internet retail sites also offer channels to market merchandise not currently offered in catalogs.

Concepts Direct spends significant amounts on paper used in the production of its catalogs and paper products. The cost of paper fluctuates. In the last half of 1996 and early 1997, the cost of paper used to produce Concepts Direct catalogs was lower than in previous periods. Accordingly, the cost of doing business during these periods was lower. Paper costs increased during the latter part of 1997 and in early 1998 and declined near the end of 1998. Paper costs remained relatively stable in 1999, but some industry analysts predict costs may rise in 2000. While Concepts Direct cannot predict future paper cost increases, such increases would have an impact on future earnings.

Order Fulfillment

Orders for merchandise are received by mail, telephone, the Internet and facsimile. All orders are received and processed at a single location in Longmont, Colorado. The ability to timely fulfill orders, especially during the busy pre-Christmas season, is important to success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the in-house telephone call center. During 1999, approximately 56% of customer orders were received by telephone and 44% by mail or facsimile. Less than 1% of orders were received via the Internet during the year, although Internet sales represented about 2% of orders during the last three months of 1999.

Order backlog was approximately $506,000 as of December 31, 1998, and $1,034,000 as of December 31, 1999. Orders represented by this backlog shipped within approximately nine days in 1999 compared to approximately ten days in 1998. The level of order backlog fluctuates with seasonal sales patterns as discussed above.

Customers generally pay in advance for merchandise ordered and associated shipping and handling. Orders are shipped via the United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

USPS has announced tentative plans for a significant price increase in early 2001. While Concepts Direct cannot predict future postage costs, such increases could have a material impact upon its future operating and financial results.

Customer Service

Great emphasis is placed on customer service. A return policy attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds issued under the return policy in 1999 was approximately 3% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Materials and Inventory" or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.

Seasonality

The Concept Direct business is seasonal. Historically, a substantial portion of revenues and net income has been realized during the fourth quarter. Management believes this is the general pattern associated with the mail order and retail industries. Accordingly, inventory of both paper products and gift and apparel merchandise is typically increased during the Christmas holiday season to accommodate anticipated increases in sales.

Competition

Direct marketing is highly competitive. Thousands of companies offer products via catalog, direct mail, newspaper inserts, television, the Internet and other media. Concepts Direct competes on the basis of the quality, diversity and price of merchandise offered, customer service and effectiveness of customer targeting.

Management believes that, although many companies offer personalized labels, note pads and note cards, there are only a few companies that offer a broad variety of personalized labels comparable to that offered by Colorful Images which management believes is a competitive advantage. Other merchandise product lines face greater competition in the marketplace than paper products. A substantial number of competitors distribute catalogs that contain portions of the merchandise contained in Concepts Direct's catalogs. In addition, certain merchandise sold in the catalogs is available through retail stores and other sources.

Management believes that e-commerce is becoming a significant force in the marketplace in which it operates. iConcepts is continuing to develop e-commerce infrastructure. Concepts Direct plans to launch
ColorfulImages.com in 2000, with the assistance of iConcepts.   Many
competitors are also establishing and operating Internet sites.

Certain current and potential competitors have significantly greater development, order fulfillment, marketing and capital resources and name recognition than Concepts Direct.

Employees

As of December 31, 1999, in the business units of the Company which were not transferred to either iConcepts or BOTWEB, there were approximately 520 employees, 376 of whom were part-time. Of the 144 full-time employees, 28 supported creative and marketing functions, 95 supported fulfillment operations and 21 supported other administrative functions. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

Government Regulations

Each company must comply with federal, state and local laws that affect its business. In particular, they are subject to Federal Trade Commission regulations governing advertising and trade practices. While each of the companies believes it is currently in compliance with such regulations, in the event of noncompliance, they may be subject to injunctive proceedings, cease and desist orders, civil fines and other penalties.

Concepts Direct has historically collected and remitted sales and similar taxes only in those states in which it operates a location. In recent years, a number of states have asserted that advertising by a corporation within their borders provides sufficient nexus to require the collection and remittance of such taxes. In a decision rendered on May 26, 1992, the United States Supreme Court held that application of North Dakota's use tax statute against an out-of-state mail order house with neither sales representatives nor outlets in the state placed an unconstitutional burden on interstate commerce. However, the Court also noted that Congress may be better equipped to resolve the issue presented by the case. If Congress should pass applicable legislation, it could have an impact on the future operations of Concepts Direct and iConcepts. The actual impact would depend on the specifics of any such legislation.

Some states also require residents of the state who purchase products by mail order to remit to the state the state sales tax that would be collected by the merchant if the product was sold from a location within the state. To date, this type of legislation has not had a material impact.

iConcepts

Strategic Focus

The strategic focus of iConcepts will be to create shareholder value by providing excellent technology support services to Concepts Direct, BOTWEB and other entities, developing significant Internet site hosting and development capabilities and developing its Internet retail sites into sites of choice for many consumers. Certain significant strategies in achieving iConcepts goals are as follows:

* iConcepts plans to enhance its database management, Internet site development and hosting software and utilize its technology background to provide excellent support to Concepts Direct and BOTWEB and successfully market these services to other entities.

* iConcepts will increase the product depth at its recently launched Internet retailing sites and then implement marketing activity designed to drive significant traffic to the sites.

* iConcepts will develop other Internet businesses by leveraging its expertise and experience with database management, technology and Internet site development.

Internet Infrastructure and Database Management Software

A key asset of iConcepts is its database management, fulfillment management and Internet infrastructure software known as Enable. This software has been developed and enhanced over several years and iConcepts plans to continue its development and add significant new features. iConcepts now licenses the software to Concepts Direct and plans to eventually license the
software to other entities.   The current release of Enable is fully
integrated with our established order fulfillment software. The software is stable, proven and designed to serve many companies. Purchasing, general ledger, receiving, warehousing, order fulfillment, shipping, marketing reporting, Internet site development and hosting are all integrated in Enable. iConcepts plans to gradually add a variety of new features.

Products and Services

iConcepts will market its products and services in the following areas.

1. Technology Services - iConcepts will provide database management, order fulfillment processing, Internet site hosting and development services. iConcepts will maintain a staff of employees with experience and expertise in technical and customer service areas. Initially the emphasis will be on providing support to the various systems and processes used by Concepts Direct and BOTWEB in performing their missions and developing additional sites and improving existing sites for these companies as requested.
Service agreements specifying certain services to be provided have been executed with Concepts Direct and BOTWEB. iConcepts has successfully developed several Internet sites using its Internet infrastructure software component of the Enable software as the platform. In the future, as additional capital becomes available, iConcepts plans to offer its services
to other entities.   Service agreements will also be negotiated for these
services and revenue from this service area will be recorded as the services are performed.

2. Software Licensing - In addition to providing support services, iConcepts plans to provide software development services and license the Enable software to third parties. Any development of requested software will be managed and coordinated by iConcepts employees and appropriate licenses and fees for the software development will be negotiated. Currently, iConcepts has only licensed the Enable software to Concepts Direct. Sales to third parties are expected to be minimal in the near future.

3. New Internet Retailing Brands - iConcepts currently has four Internet retailing sites. iConcepts does not currently plan any new sites until the current sites are further developed and marketing efforts to bring traffic to the sites have been tested. The current sites are:

a. iGift.com - The first Internet retailing site of iConcepts, iGift.com, was launched in December 1999. This site is intended to provide a broad array of gift items for women, men and children for many different gift occasions. The site includes special features such as a Gift Finder designed to provide appropriate gift suggestions after a series of questions are answered by the consumer. Also a Reminder Service feature is available that provides free email reminders about important gift occasions and events. No significant marketing activities have yet occurred for the site. iConcepts plans to increase the diversity of price points for gifts and increase the selection of gifts for men and children prior to increasing marketing activity. In December 1999 there was $4,000 in sales at the site. iConcepts will own some of the inventory for this site. Concepts Direct will supply other inventory for this site and provide warehousing and fulfillment services to iConcepts under provisions of an intercompany Service Agreement.

b. NewBargains.com - This Internet retailing site was launched in January 2000. It currently has over 3,000 products available at prices ranging from 25% to 85% off of the original retail price. Products offered at the site are first quality and generally in the original packaging from the vendor. The site encourages bargain seeking consumers to visit the site often by providing new items on a regular basis at a bargain price. Each day at least some items have their price lowered. Consumers are encouraged to review the "daily specials", "deepest discount" and other featured products. Initially, all products available at NewBargains are excess inventory items of Concepts Direct. If this site is successful, iConcepts will consider offering other retailers and catalog companies the opportunity to sell their excess inventory at the site. Concepts Direct provides warehousing and fulfillment services for this site under provisions of an intercompany Service Agreement.

c. TheBearHouse.com - This site, launched in February 2000, includes a selection of collectibles merchandise from the Boyds Collection and Judith
G. items. This site is designed to appeal to consumers who have special interest in these particular product lines. Concepts Direct provides inventory, warehousing and fulfillment services under provisions of an intercompany Service Agreement.

d. YourCountryStore.com - This site launched in March 2000 and features over 2,000 country style products. Most of this merchandise is from Concepts Direct, although some items have been added to diversify the product selection. Although YourCountryStore.com will appeal to a broader market than TheBearHouse.com, it is still best classified as a niche site.

4. Other Internet Opportunities - iConcepts has rights to several hundred registered URL's covering a wide range of industries, subjects and interests and may develop additional sites using these URL's. iConcepts plans to develop new Internet businesses after appropriate test marketing of the current sites is completed and after sufficient capital is obtained to develop and market new businesses.

Licensing and Proprietary Rights

Federally registered service marks are pending for each of iConcepts' Internet retailing sites. iConcepts anticipates that it will register service marks for other business concepts it develops in the future.

iConcepts' success and ability to compete depends partly on its internally developed technology, the technical, creative, marketing and merchandising skills of its employees, new product development, product enhancements and reliable product maintenance. iConcepts generally enters into confidentiality agreements or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Essentially all of the confidentiality and license agreements that iConcepts possesses have been transferred by Concepts Direct as a condition of the creation of the subsidiary, iConcepts. iConcepts has licensed the software to Concepts Direct and anticipates licensing the software to third parties in the future as part of its marketing of technology services.

iConcepts relies on technology that is licensed from third parties, including software integrated with internally developed software and used in iConcepts software to perform key functions. These third party licenses may not continue to be available on commercially reasonable terms or in some cases the assignment from Concepts Direct to iConcepts may not be approved. The loss of any of these technology licenses could delay iConcepts' expansion plans until similar technology could be licensed and integrated. Any such delay could negatively effect iConcepts' business and operating results.

Competition

iConcepts believes that the market for software and services related to the Internet is relatively new, intensely competitive, rapidly changing and subject to significant technological change. Competitive factors in this market include technology, product feature breadth, product quality, marketing resources, and customer service and support. iConcepts expects competition in this area to continue and increase in the future. Such competition could materially adversely affect iConcepts' business and operating results.

Many Internet sites compete for the consumer's attention and spending. iConcepts expects competition for the market its Internet sites serve to increase. iConcepts' ability to compete depends upon such factors as success of marketing efforts for its sites and development of products and services at our sites that are superior to others. iConcepts may not be able to compete successfully and competitive pressures may materially adversely affect our Internet site businesses.

iConcepts is just starting in its businesses. While it has much management, technology and service expertise and experience in its business areas, there are many competitors who have access to much more expertise, experience and capital resources than does iConcepts and this could materially adversely affect our business and operating results.

Employees

iConcepts did not exist as a separate corporation at December 31, 1999. However, as of that date, in the business units of Concepts Direct that were transferred to iConcepts in February 2000, there were approximately 41 employees all of whom were full-time employees. Of these 41 employees, 32 supported information technology functions while 9 supported other marketing and administrative functions.

Certain Factors Affecting iConcepts' Business and Financial Condition

In addition to other information in this Form 10-K, the following factors may have significant impact on iConcepts' businesses, operating results and financial condition.

iConcepts expects to derive significant portions of its revenues from licensing its software and selling associated Internet development and support services. iConcepts' future success will depend significantly upon its ability to design, develop, test and support new software features and enhancements that meet changing customer needs on a timely and cost-effective basis. iConcepts may not successfully develop new software features and enhancements in a timely or cost-effective manner. The failure of iConcepts' product development efforts could have a material adverse effect on iConcepts' business, operating results and financial condition.

iConcepts' performance depends substantially on the performance of its officers and its ability to hire, train and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and iConcepts may not be able to attract or retain other highly qualified technical personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could materially adversely affect iConcepts' business, operating results and financial condition.

iConcepts' performance will depend significantly upon the growth of Internet usage and acceptance of the Internet as an effective medium for commerce. Such factors as lack of adequate Internet infrastructure to support increased use, concerns about transaction security, lack of continued growth in the number of users of the Internet or lack of continued development of cost-effective technological infrastructure could prove detrimental to iConcepts' success with its Internet businesses.

iConcepts believes that current available working capital and existing lines of credit are not sufficient to permit full implementation of its business plans. In order to fully realize the potential of its various businesses, iConcepts must raise additional capital from third parties or otherwise secure additional financing. There can be no assurance that iConcepts will be able to raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to iConcepts.

Pursuant to certain agreements of the transaction creating iConcepts, certain leases, licenses and agreements were conditionally assigned to iConcepts by Concepts Direct. The condition on the assignment was necessary as several of these agreements and licenses include a provision for vendor approval of assignment. Many of the approvals of assignment on licenses and agreements of significant importance to the operations of iConcepts have not yet been granted. iConcepts is working diligently to obtain these assignment approvals, however, if the approvals are not obtained, the operations and financial results of iConcepts could be materially adversely impacted.



BOTWEB

Strategic Focus

BOTWEB was formed to operate, enhance and market the services of BOTWEB.com. BOTWEB is an acronym for Best Of The Web. The strategic focus of this company is to:

a. Add features and enhance current features that will lead consumers to adopt BOTWEB as their portal of choice. b. Build a large volume of traffic to the site. c. Become one of the leading portals on the Internet by providing superior service to a large, loyal base of consumers and advertisers.

Internet Portal

BOTWEB.com is similar to other Internet portals in that it offers free services such as search the Internet, maps, driving directions, free email, local movie listings, headline news, stock quotes, weather, national yellow pages and more. Most Internet portals return search results that are massive and include too many sites for review and include unwanted sites near the top of the search. BOTWEB.com plans to reduce search clutter and
provide desirable sites at the top of search results.   The portal organizes
its information presentation flow into twenty-seven major categories and displays sites in three classifications as follows:

Best Of The Web: These sites have been identified by employees of BOTWEB as among the best on the Internet in their category. Each site includes a custom description written by employees or representatives of BOTWEB. Advertisers are allowed to have multiple site descriptions associated with specific product lines or merchandise categories. User Suggested: These sites suggested by BOTWEB.com users have passed an initial review by employees of BOTWEB, received a score based on site load time, graphic appeal, ease of use and depth of content and have a custom description written by the user and edited by BOTWEB employees. Unrated: This is a large database of unreviewed Internet sites with short descriptions.

A beta version of BOTWEB.com was launched in December 1999 and included over 10,000 Best Of The WEB sites. More sites are added each day. Since the site is so new and little advertising has occurred, there are only a few user suggested sites. The Unrated site database is approximately 700,000 sites and is not yet available at the beta site.

The beta version of BOTWEB.com lacks site depth and users may be disappointed by the shortage of sites in certain categories. BOTWEB anticipates expanding the site database over a period of time to improve the search universe.

The beta version of BOTWEB.com does not include a retail store but this feature is planned for the future. The iConcepts Internet infrastructure is available with certain modifications to support the store structure.

BOTWEB is licensing certain site content from third parties and currently uses a third party to host the site. BOTWEB anticipates using iConcepts to host the site beginning sometime in 2000.

Target Market And Site Features

The primary BOTWEB.com target market is quality oriented consumers, many of whom have traditionally preferred catalog shopping. Management believes that this large market is active on the Internet and expanding. Management believes that BOTWEB.com is designed to appeal to this market because it has attractive graphics, less clutter than other portals and includes features such as the following:

Filters are provided to exclude pornography, hate and violence sites from our database.

Sites believed to be particularly appealing to women and shoppers have been identified and are being classified. Special emphasis is being given to shopping sites.

Custom descriptions of each Best Of The WEB site are written so a user will know where they are going before they click on the site.

Software has been incorporated to search daily for dead links and block them from users.

A large homework help directory is being developed to assist mothers, teachers and children.

A long list of additional site features and enhancements to current features is planned. Management believes that BOTWEB's goals cannot be achieved until significant progress has been made on these development projects. Additional capital will be needed to complete the development projects.

Site Traffic

The key factor in the success of an Internet portal is the amount of traffic and/or page views that are achieved. BOTWEB plans to bring traffic to its portal by placing banner advertising at other sites, advertising via the BOTWEB printed directory and eventually through other media. Significant testing has been done on advertising campaigns designed to drive traffic to the site. The printed directory was first issued in December 1999 and was organized into forty categories. Each category had a separate page in the directory with a feature ad at the top of the page and many URL's listed on the page of sites in the category. Management believes that consumers will use the directory as a handy reference source for desired Internet sites. Additional capital will be needed to implement advertising campaigns to attract users.

Revenue

As currently configured, BOTWEB may derive revenue from the following sources:

The BOTWEB.com home page and other pages will include advertising spaces including direct links to shopping sites. Agreements may be negotiated at a price per ad display for advertising in these spaces. Affiliate agreements will be set up with other sites and BOTWEB will receive revenue from consumers clicking through to these sites from BOTWEB.com and purchasing the site's product or service. BOTWEB.com would receive an agreed upon percentage (generally 5-20%) of the sale that occurs. BOTWEB will sell advertising feature ad space and receive fees for URL listing in its printed directory. In December 1999, BOTWEB had printed directory sales of $64,000.

BOTWEB marketing activity is currently minimal, as is revenue. Substantial expansion of efforts to produce revenue will be deferred until site traffic increases

Licensing and Service Marks

A Federally registered mark exists for BOTWEB.

Competition

BOTWEB believes that the market for Internet portals is relatively new, becoming quite competitive and is rapidly evolving. Competitors such as Yahoo.com, GoTo.com and About.com have significantly more resources and much greater name recognition than does BOTWEB.com. BOTWEB expects competition to increase in the future. Such competition could materially adversely affect BOTWEB's business, operating results and financial condition.

Employees

BOTWEB did not exist as a separate corporation at December 31, 1999. However, as of that date in the business units of Concepts Direct that were transferred to BOTWEB in February 2000 there were approximately 12 employees all of whom were full-time employees. Of these 12 employees, 11 supported site content and operations functions and 1 provided executive direction.

Certain Factors Affecting BOTWEB's Business and Financial Condition

In addition to other information in this Form 10-K, the following factors may have significant impact on BOTWEB's business, operating results and financial condition.


* BOTWEB's performance will depend significantly upon the growth of Internet usage and acceptance of its portal, BOTWEB.com, as a portal of choice. Such factors as lack of adequate Internet infrastructure to support increased use, concerns about transaction security, lack of significant growth in the number of users of the Internet and BOTWEB.com or lack of development of portal features that appeal to consumers could prove detrimental to BOTWEB's success.

* BOTWEB's performance will depend significantly upon the development in the near future of a sales function or organization to successfully market advertising at the BOTWEB.com site and in the printed directory. If this sales function is not performed effectively, BOTWEB's operating results and financial condition will experience a material adverse impact.

* BOTWEB believes that current available working capital and existing lines of credit are not sufficient to permit implementation of its business plans. In order to fully realize the potential of its Internet portal, BOTWEB must raise additional capital from third parties or otherwise secure additional financing. There can be no assurance that BOTWEB will be able to raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to BOTWEB.



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

iConcepts and BOTWEB lease their office facilities in the corporate headquarters building from Concepts Direct under provisions of intercompany leases. Such relationship is expected to continue throughout 2000.

The following table sets forth the primary real property which the Company owns and leases.


Location       Function      Lease Expiration   2000 Rent  Square Feet

Longmont, CO   Headquarters  Owned              Owned      117,000

Longmont, CO   Retail Outlet Month-to-month     $2,628       1,700

Loveland, CO   Retail Outlet 9/30/02           $38,400       2,400

Mead, CO       Warehouse     8/31/00           $63,000      15,750

Longmont, CO   Warehouse     5/31/00           $75,000      27,500


Fulfillment Hardware and Software

Substantially all of Concepts Direct's order fulfillment hardware is located at its headquarters facility, and except for certain computer and telephone hardware, is owned by Concepts Direct. At the time of the move to the new facility in 1997, certain changes and additions to order fulfillment hardware were made. Concept Direct believes these changes and minor modifications and additions should accommodate near-term growth strategy. Support, computer systems, hardware and software required for fulfillment operations of Concepts Direct are provided under provisions of intercompany service agreements with iConcepts. Fulfillment support for sales from the iConcepts Internet sites are provided by Concepts Direct.

iConcepts provides the computer and telephone hardware and software systems and infrastructure required for Concepts Direct's operations. The primary computer hardware is manufactured by Sun Microsystems, Inc, Cisco Corporation and Data General Corporation. iConcepts currently uses an internally developed order processing system and Internet infrastructure developed using Oracle as the primary software platform. iConcepts personnel are working on further improvements to the software. iConcepts anticipates that the current software with minor additions and modifications should accommodate Concepts Direct's and BOTWEB's near-term growth strategy. Marketing of iConcepts' site hosting capabilities to third parties will require additional computer hardware and additional enhancements to the software systems.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any litigation which management believes is material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                    EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerning the current executive officers of the Company is included in this report pursuant to General Instruction G (3) of Form 10-K. No person other than those identified below has been chosen to become an executive officer of the Company. The executive officers serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company.

Phillip A. Wiland, 53, Chairman of the Board of Directors of Concepts Direct and Chairman of the Board and Chief Executive Officer of iConcepts and BOTWEB since February 24, 2000. Chief Executive Officer and Chairman of the Board of Directors of Concepts Direct from December 18, 1992 to February 24, 2000.

J. Michael Wolfe, 41, Chief Executive Officer and President of Concepts Direct since February 24, 2000. President and Chief Operating Officer of Concepts Direct from December 18, 1992 to February 24, 2000. Member of the Board of Directors since December 1998.

H. Franklin Marcus, Jr., 54, Secretary-Treasurer of Concepts Direct and Chief Financial Officer of iConcepts and BOTWEB since February 24, 2000. Secretary-Treasurer and Chief Financial Officer of Concepts Direct from September 30, 1992 to February 24, 2000.

David H. Haddon, 41, Vice President of Finance and Chief Financial Officer of Concepts Direct since February 24, 2000. Vice President of Concepts Direct since August 1998 and Controller of Concepts Direct from April 1995 to August 1998.


                                  PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Market and Price Information

The Company's common stock, par value $.10 (the "Common Stock"), is currently traded on the Nasdaq National Market under the symbol CDIR. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated.

        Quarter and Year                      High              Low

  Calendar 1998
     1st Quarter                             $20.500          $12.125
     2nd Quarter                              16.813           13.500
     3rd Quarter                              15.000           10.625
     4th Quarter                              17.875            7.750

  Calendar 1999
     1st Quarter                              11.500            6.500
     2nd Quarter                              11.000            6.875
     3rd Quarter                               9.500            4.500
     4th Quarter                              14.125            5.500




Number of Shareholders

As of March 6, 2000, there were approximately 630 record holders of the Common Stock, according to the Company's Stock transfer agent and registrar.


Dividends

Except for the distribution of proceeds from the disposal of the Company's Direct Marketing Services division in 1992, no cash dividends have been paid on the Common Stock. Earnings will be retained for use in the business and Management does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Board of Directors, which periodically reviews the dividend policy, considering the Company's earnings, capital requirements, and financial condition, among other factors.




ITEM 6.  SELECTED FINANCIAL DATA



                                                 December 31,
                                1999      1998      1997      1996      1995
                                (amounts in thousands except per share data)

INCOME STATEMENT DATA
Net sales                      $55,539   $84,773   $78,489   $51,126 $42,147

Operating income (loss)         (4,169)   (1,979)    2,075     2,562 	 638

Income (loss) before
 income taxes                   (4,544)   (2,030)    2,490     2,808     937

Net income (loss)               (3,628)   (1,378)    1,615     1,937     843

Basic earnings (loss)
 per share                      $(0.73)   $(0.28)    $0.36     $0.46   $0.20

Diluted earnings (loss)
 per share                      $(0.73)   $(0.28)    $0.33     $0.44   $0.19

Weighted average common shares   4,977     4,959     4,528     4,233   4,211

Weighted average common
 shares and dilutive
 stock options                   4,977     4,959     4,828     4,439   4,398

BALANCE SHEET DATA
Current assets                  $9,680   $19,237   $28,223   $13,443  $8,722

Current liabilities              7,487     8,554    15,079     7,518   4,833

Total assets                    26,193    32,073    40,378    14,487   9,924

Long-term liabilities            4,818     6,079     6,486         -      67

Stockholders' equity            13,888    17,440    18,813     6,969   5,024



Earnings per share data and weighted average common shares and dilutive stock options outstanding has been restated to reflect the 1997 two-shares-for-one-share stock split.


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


ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The period from 1997-1999 has been a time of transition for the Company. We began 1997 as a direct marketing business with a single significant catalog title, Colorful Images, and several catalogs in the formative stages. During this period, we acquired property and constructed a larger headquarters and operations facility, developed three catalog titles, acquired a catalog and launched significant Internet initiatives. At the end of this period, excluding a $2.2 million one- time inventory obsolescence charge in the fourth quarter of 1999, we have five catalog titles providing positive contribution to general and administrative expenses and profits in the fourth quarter of 1999 and have developed Internet businesses with several Internet sites. We consider a catalog title's contribution to be revenue from the catalog minus advertising expenses and certain product, delivery and catalog related general and administrative expenses which management believes would be eliminated if the catalog title was discontinued.

During 1997 and 1998, Concepts Direct, Inc. emphasized the development of the catalogs Linda Anderson, Linda Anderson's Collectibles and Snoopy etc. Circulation to customer lists and to comparatively large quantities of prospects led to significant losses associated with new customer acquisition. During 1999, we made the decision to limit our planned prospecting losses in order to improve catalog contribution. As a consequence, we decreased catalog circulation quantities. This reduction in catalog circulation improved contribution, but it also led to a decrease in sales in 1999. In 1999, we experienced a 47% reduction in catalog circulation resulting in a 34% decline in annual revenue in comparison to 1998. During 1999, we purchased certain assets of the Music Stand catalog. As a result of this action, the customer database has grown significantly.

During the latter part of 1998 and in 1999, we engaged in significant development costs with respect to Internet initiatives. Additional employees, equipment and services were added to accommodate these new business initiatives. The costs associated with these efforts contributed substantially to the 1999 losses. In early 2000, we moved certain of our Internet assets and activities to two subsidiary corporations to provide the best opportunity for investors to understand our Internet strategy and benefit from assets that have been created to support our Internet initiatives. One subsidiary, iConcepts, Inc., will provide technology support to Concepts Direct Inc., BOTWEB, Inc. and at an appropriate time, third parties. Other services and development directions of iConcepts Inc. are planned to include Internet site hosting and development, online order processing, database management and the establishment of new Internet retailing brands. The other subsidiary, BOTWEB Inc., will operate the Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. Concepts Direct Inc. will focus on obtaining profitable results for the catalog business and the related Internet sites associated with the catalog titles.

Business Segments

We manage our operations in a manner that requires disclosure of three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment ("iConcepts") and the BOTWEB segment ("BOTWEB"). Concepts Direct includes our catalog business including the five catalog titles as well as the Internet sites associated with those catalog titles. iConcepts includes the non-catalog Internet retailing sites, site hosting operations, site development operations and database management operations. BOTWEB includes the BOTWEB.com Internet portal and its related operations. When we use the term "the Consolidated Company" we refer to all of the segments combined.

Net Sales

Consolidated. Net sales decreased $29.3 million, or 34%, to $55.5 million for 1999 from $84.8 million in 1998 and increased $6.3 million, or 8%, in 1998 from $78.5 million in 1997. In 1999, the sales decreased primarily because of a reduction in total catalog circulation as compared to the prior year as we achieved our objective of reducing prospecting losses per mail cycle. In 1998, the sales increase came from the new catalogs, Linda Anderson, Linda Anderson's Collectibles and Snoopy, etc. Sales from our largest catalog, Colorful Images, declined in 1998 as compared to 1997 primarily because fewer catalogs were circulated to prospects and customer response rates were lower for certain mailings. Gift, home decor and other merchandise products increased as a percentage of total sales from 52% in 1997 to 66% in 1998 and then declined to 59% in 1999. The increase in 1998 occurred primarily because of the advertising and sale of a greater number of gift, home decor and other merchandise items as a percentage of total products advertised and sold. The decrease in 1999 occurred primarily because of a reduction in circulation of catalogs that primarily sold gift, home decor and other merchandise.

By Segment. All of the net sales in 1997 and 1998 and substantially all of the net sales in 1999 occurred in the Concepts Direct segment. The first Internet retailing site of iConcepts was launched in December 1999 and had sales in 1999 of $4,000. During 1999, two Internet sites were developed by iConcepts and launched for Concepts Direct. The Internet portal of the BOTWEB segment, BOTWEB.com, was launched in test stage in December 1999 and had sales of $64,000 for 1999.

Cost of Product and Delivery and Gross Profit

Consolidated. Cost of product and delivery as a percentage of sales was 66% in 1999, compared to 56% in 1998 and 53% in 1997. Gross profit decreased by $18.3 million, or 49%, to $19.0 million in 1999 from $37.3 million in 1998 and increased $700,000, or 2%, in 1998 from $36.6 million in 1997. Gross profit as a percentage of net sales was 34% in 1999, 44% in 1998 and 47% in 1997. The decrease in gross profit in 1999 resulted primarily from the increase in the inventory obsolescence allowance in the fourth quarter to reflect more accurately the net realizable value of inventory, lower sales over which to spread fixed costs of fulfillment such as facilities and equipment and additional costs in the form of labor, equipment and services to accommodate the e-commerce business initiative.

The development of catalogs that primarily sell gift and merchandise items produced a greater need to increase inventory of those items. During 1998, Concepts Direct acquired more inventory of certain items than has been required. Efforts to dispose of the excess inventory were not as successful as hoped, resulting in the fourth quarter 1999 increase in the inventory allowance by $2.2 million to more accurately reflect the inventory carrying value at an appropriate net realizable value. The decrease in gross profit in 1998 and 1997 resulted primarily from increased sales of gift, home decor and other merchandise items, which generally have higher product costs as a
percentage of sales than personalized paper products.   In 1999, 1998 and
1997, personalized paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. In addition, but to a lesser degree, higher fixed costs of operations contributed to the decrease in gross profit as a percentage of sales. These higher fixed costs included facility and equipment costs, both of which are higher due to the move in the third quarter of 1997 to our new facilities and the new equipment acquired at that time.

By Segment. The expenses of iConcepts were primarily product and delivery in nature, including certain hardware, software, labor and other expenses directed at developing Internet business opportunities. BOTWEB product and delivery costs of approximately $200,000 were directed at BOTWEB.com site and directory development.

Selling, General and Administrative Expense

Consolidated. Selling, general and administrative expenses decreased $16.1 million, or 41%, to $23.2 million in 1999 from $39.3 million in 1998 and increased $4.8 million, or 14%, in 1998 from $34.5 million in 1997. Selling, general and administrative costs as a percentage of sales were 42% in 1999, 46% in 1998 and 44% in 1997. The decrease in 1999 occurred primarily because of a reduction of total catalog circulation during 1999 as compared to 1998 and to a lesser degree to limits placed on planned prospecting losses per mail cycle. The increase in 1998 resulted primarily from the more than 125% increase in circulation of the new catalogs in 1998 as compared to 1997, increased creative costs associated with the development of the new catalogs, higher fixed general and administrative costs including additional merchandise and creative personnel hired to produce the new catalogs and decreased response rates from Colorful Images prospecting efforts. Prospect marketing generally has higher marketing costs as a percentage of sales than customer marketing because customers tend to be more responsive to marketing offers than prospects.

By Segment. Approximately $250,000 of the $755,000 expenses attributed to BOTWEB for 1999 primarily related to marketing costs of the BOTWEB printed directory issued for the first time in December 1999. iConcepts advertising costs were minimal in 1999 because the e- commerce sites were launched late in 1999.

Other income (expense)

Consolidated. Other income (expense), consisting primarily of interest expense, interest income and vendor payment discounts, was an expense of $375,000 for 1999, $51,000 for 1998, and income of $415,000 for 1997. An increase in interest expense was the most significant cause of the expense for 1999 and 1998. Interest expense was $530,000 for 1999, $507,000 for 1998 and $182,000 for 1997. The increase in interest expense resulted primarily from the financing of the new facilities.

By Segment.   Other income (expense) is attributed only to Concepts Direct.

Income taxes

The Consolidated Company had an income tax benefit of $916,000 in 1999, $652,000 in 1998 and provision for income taxes of $875,000 in 1997. The income tax benefit rate in 1999 was approximately 20% because of the reduction of the deferred tax asset attributable to net operating losses to a value anticipated by management to be realizable in the near future. The income tax rate in 1998 was approximately 32% and the income tax rate in 1997 was approximately 35%. These income tax rates were lower than the statutory federal and state tax rates, because of the availability of certain state income tax credits. Management anticipates the income tax rate in 2000 will be approximately 0%, principally because of anticipated losses in iConcepts and BOTWEB, which will increase the net operating loss carryforward available but not utilized.

Outlook

During 2000, Concepts Direct will continue to operate its catalog business and the Internet sites associated with its catalogs focused on providing strong profitability with modest growth in sales. A major objective will be to produce improved catalog contribution and performance and continue certain controls such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings are consistent at levels management believes are appropriate to support development costs. During 2000, Concepts Direct does plan to extend its microniche marketing program and to test narrowly niched catalogs under its existing brands.

iConcepts will focus on enhancing its database management and Internet site hosting and development capabilities and improving its existing Internet retailing sites. iConcepts' main emphasis for 2000 will be to provide technology, support and site development service to Concepts Direct and BOTWEB. Management's intention is for iConcepts to increase the depth of product line and increase marketing activities for its existing Internet retailing sites and develop other Internet retailing sites and businesses. Management anticipates financial losses from iConcepts' operation during 2000.

BOTWEB will continue development of the Internet portal, BOTWEB.com. Development efforts will focus on enhancing site features, adding new features, expanding the site database and building traffic. Significant levels of various types of marketing activity may be required to build traffic to make BOTWEB.com competitive with other portal sites. Management anticipates financial losses from BOTWEB's operations in 2000 and until significant traffic is built for the site.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,839,000 in 1999, decreased by $9,703,000 in 1998 and increased by $7,349,000 in 1997. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The decrease in the number of catalogs distributed in 1999 as compared to 1998 and the production and distribution of January 2000 catalogs later than occurred in January 1999 were the primary reasons for the decrease in deferred advertising cost of $2,341,000 in 1999. A decrease in the number of catalogs distributed near the end of the fourth quarter of 1998 as compared to the same period in 1997, and reduced costs incurred for distribution of a lesser number of catalogs in the first quarter of 1999 as compared to the same period in 1998 were the primary factors resulting in a $3,162,000 decrease in deferred advertising costs in 1998. Increased advertising over 1996 levels, the forward buying of approximately $1.7 million of paper for catalogs, the distribution of a greater number of catalogs and the distribution of a significant number of catalogs near the end of the fourth quarter of 1997 and very early in January 1998 were the primary factors in the increase of deferred advertising by $3,797,000 in 1997. In 1999, the decreases in inventories of $2,389,000 and accounts payable of $1,421,000 primarily related to reduced levels of sales in 1999 as compared to 1998. The increase in inventories of $5,427,000 in 1998 primarily related to increased inventory purchasing to avoid backorder problems and the increase in sales as a percentage of total Concepts Direct sales of the gift, home decor and other merchandise items which generally have higher unit cost than paper products. The decrease in accounts payable of $3,867,000 in 1998 related primarily to the timing of payment of advertising costs and inventories. The increase in accounts payable of $4,514,000 in 1997 primarily related to the incurring of significant advertising costs for January mailings of the subsequent year and timing of payments for inventory. Improvement in inventory backorder and fulfillment function efficiency were the main factors in a decrease of customer liabilities (primarily unshipped customer orders and reserve for future customer warranty costs and product returns) in 1998 by $1,221,000. During the fourth quarter of 1997, the increase in customer liabilities of $953,000 related primarily to an increase in customer order backlog caused by inventory backorder and a lack of capacity in certain fulfillment functions. The net losses of $3,628,000 and $1,378,000 contributed significantly to the decrease in cash in 1999 and 1998, respectively, and net income of $1,615,000 in 1997 contributed significantly to increased cash in that year. In 1999, depreciation and amortization of $1,466,000 and an increase in the provision for losses in inventory values of $3,226,000 were significant non-cash expenses.

Significant items of investment of cash during the periods were capital expenditures of $3,743,000, $1,252,000 and $11,653,000 in 1999, 1998 and
1997, respectively, the use of $500,000 to collateralize a letter of credit during 1997 and the acquisition of the assets of the Music Stand catalog of $1,924,000 during 1999. The 1999 and 1998 capital expenditures related primarily to purchases of software and assets relative to development of e-commerce infrastructure and Internet sites. A significant amount of the 1999 and 1998 capital expenditures represented Internet infrastructure and site development costs that were transferred to the subsidiaries, iConcepts and BOTWEB. The 1997 capital expenditures related primarily to the purchase of undeveloped land and costs of a newly constructed facility that the Consolidated Company moved into in the third quarter of 1997. The cash collateralizing the letter of credit which was released in 1997 and 1998 related to certain obligations in connection with improvements to the building site.

In early July 1997, the Consolidated Company completed a secondary offering of 1.5 million shares of its common stock. As part of the offering, 471,404 shares were issued and sold. The underwriters also elected to exercise their over-allotment option for 225,000 additional shares. Net proceeds from this transaction were approximately $10,213,000.

During 1997, the Consolidated Company closed on credit facilities with Bank One, Colorado, N.A. ("Bank One") for long-term financing on its new facility and a land development loan for the portion of property held for expansion or sale. Facility mortgages of $4,233,000 with a variable interest rate equal to Bank One's prime rate, plus approximately 1% in bank fees and $925,000 with interest at 9.0% are available. The land development loan is $804,000 with a variable interest rate equal to Bank One's prime rate plus 1.5% (10.0% at December 31, 1999). The Consolidated Company also has available through Bank One a revolving line of credit for $3.0 million for general purposes. The revolving line of credit expires in May 2000. The $2,992,000 and $6,996,000 increase in debt during 1999 and 1997, respectively, primarily represented draws on these credit facilities. The $3,763,000 in principal payments of debt and lease obligations in 1999 primarily represented payments on these credit facilities.

The Consolidated Company had $1,231,000 of cash and cash equivalents at December 31, 1999. Management believes that results of operations, continued operational planning, current cash balances and existing lines of credit will produce funds necessary to meet the operating capital requirements of Concepts Direct for the current year. However, Concepts Direct also has certain loan arrangements and commitments to provide operating funds to iConcepts and BOTWEB, and these commitments may negatively impact business plans.

iConcepts' and BOTWEB's plans, in connection with development and enhancement of their Internet sites, development of Internet site hosting capabilities and implementing marketing plans and adding enhancements to BOTWEB.com during
2000 are extensive and require significant cash.  Currently, it is anticipated that this cash is available from Concepts Direct cash, cash from operations and lines of credit. Substantial additional capital is needed for iConcepts and BOTWEB to fully implement their plans.  Management plans to finance its working capital and capital expenditure needs through a combination of existing cash, funds from operations, existing bank line of credit and by securing additional capital resources through the issuance of debt or equity securities.  There can be no assurance that the companies will be able to negotiate an extension of the bank revolving line of credit, secure additional capital to meet their needs or secure such capital on
terms favorable to the companies.    A failure to extend the bank line of
credit or obtain additional capital may be detrimental to the companies and cause them to reduce or eliminate their growth and development initiatives.

YEAR 2000 ISSUE

The Year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing a disruption of operations, including, among other things, a temporary inability to process transactions, fulfill orders, or engage in similar normal business activities.

Vendor modifications for the information and fulfillment systems for compliance were converted and installed by late 1999. Since December 31 1999, the Consolidated Company has not experienced any significant problems with its information and fulfillment systems or in receiving inventory product shipments from its vendors.

The total cost of achieving Year 2000 compliance was approximately $400,000 over the cost of normal software and equipment upgrades and replacements. Approximately $100,000 was incurred in 1998, the remainder was incurred in 1999.


FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2000 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Consolidated Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

    *  changes in postal rates or the cost of paper;

    * changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that Concepts Direct offers in its catalogs;

    * changes in Concepts Direct's merchandise product mix or changes in Concepts Direct's customer response to advertising offers;

    * competitive factors including name recognition, the relative newness to the mail-order catalog business of several of Concepts Direct's catalogs and the Consolidated Company's limited e-commerce operating history;

    * lack of availability/access to capital or sources of supply for appropriate inventory;

    * lack of availability/access to capital to fund the growth plans for its Internet initiatives;

    * lack of effective performance of third party suppliers with respect to production and distribution of catalogs;

    * state tax issues relating to the taxation of out of state mail-order companies and out of state Internet companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;

    * inability to hire and retain sufficient numbers of qualified software developers to develop required software products and Internet sites;

    * inability to hire sufficient numbers of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;

    * lack of effective performance of customer service and the Consolidated Company's order fulfillment systems;

    * lack of effective performance of the iConcepts' e-commerce infrastructure, retailing sites and the BOTWEB search engine;

    * inability to increase the level of traffic on BOTWEB.com and the amount of purchases on the Consolidated Company's e-commerce sites;

    * inability to effectively advertise the Consolidated Company's Internet sites; and

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

Balance Sheets as of December 31, 1999 and 1998

Income Statements for the years ended December 31, 1999, 1998 and 1997

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and
1997

Notes to Financial Statements - December 31, 1999


The financial statement schedules of Concepts Direct, Inc. are set forth below:

Schedule II - Valuation and Qualifying Accounts					xx

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying balance sheets of Concepts Direct, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Denver, Colorado
February 25, 2000



                           CONCEPTS DIRECT, INC.
                              BALANCE SHEETS


                                                   December 31,
                                                      1999           1998
ASSETS
Current assets
  Cash and cash equivalents                        $1,230,900    $4,070,369
  Accounts receivable, less allowances                640,531       391,280
  Deferred advertising costs                        2,114,902     4,454,553
  Inventories, less allowances                      5,220,566    10,053,406
  Prepaid expenses and other                          473,291       267,107

    Total current assets                            9,680,190    19,236,715

Property and equipment, net                        12,484,016    11,542,841

Capitalized software costs, net                     2,238,839       729,600

Trademark and other intangibles, net                1,240,615             -

Other assets                                          549,193       563,591

      TOTAL ASSETS                                $26,192,853   $32,072,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $4,614,129    $5,969,535
  Current maturities of debt and
   capital lease obligations                        1,503,399       779,685
  Accrued employee compensation                       590,437       547,691
  Customer liabilities                                779,053       494,428
  Interest payable                                          -        29,348
  Deferred income taxes payable                             -       732,980

    Total current liabilities                       7,487,018     8,553,667

Debt and capital lease obligations                  4,817,585     6,078,620

Commitments and contingencies

Stockholders' equity
  Common stock, $.10 par value,
  authorized 7,500,000 and
  6,000,000 shares, issued and
  outstanding 4,985,618 and 4,967,286
  in 1999 and 1998, respectively                      498,562       496,729
  Additional paid-in capital                       14,397,577    14,323,773
  Retained earnings (deficit)                      (1,007,889)    2,619,958

    Total stockholders' equity                     13,888,250    17,440,460

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $26,192,853   $32,072,747

See notes to financial statements.


                            CONCEPTS DIRECT, INC.

                              INCOME STATEMENTS

                                       Year Ended December 31,
                                        1999          1998          1997

Net sales                           $55,538,873    $84,773,205  $78,488,903

Operating costs and expenses
  Cost of product and delivery       36,557,700     47,493,436   41,899,656
  Selling, general and
   administrative                    23,150,172     39,258,944   34,513,972

Total operating costs and expenses   59,707,872     86,752,380   76,413,628

Operating income (loss)              (4,168,999)    (1,979,175)   2,075,275

Other income (expense), net            (374,630)       (50,512)     414,614

Income (loss) before income taxes    (4,543,629)    (2,029,687)   2,489,889

Provision (benefit) for income taxes   (915,782)      (652,076)     875,000

Net income (loss)                   $(3,627,847)   $(1,377,611)  $1,614,889


Basic earnings (loss) per share          $(0.73)        $(0.28)       $0.36

Diluted earnings (loss) per share        $(0.73)        $(0.28)       $0.33


Weighted average number of
 common shares                        4,976,819      4,959,286    4,528,486
Weighted average number of
 common shares and dilutive
  stock options                       4,976,819      4,959,286    4,827,561

See notes to financial statements.




                           CONCEPTS DIRECT, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Additional               Total
                       Common Stock         Paid-In    Retained	Stockholders'
                     Shares     Amount      Capital    Earnings    Equity

Balance at December
 31, 1996           2,121,108  $212,111   $4,374,455  $2,382,680  $6,969,246

  Net income                -         -            -   1,614,889   1,614,889
  Stock split       2,125,441   212,544     (212,544)          -           -
  Exercise of stock
   options             14,333     1,433       14,394           -      15,827
  Sale of common
   stock              696,404    69,641   10,143,033           -  10,212,674

Balance at December
 31, 1997           4,957,286   495,729   14,319,338   3,997,569  18,812,636

  Net loss                  -         -            -  (1,377,611) (1,377,611)
  Exercise of stock
   options             10,000     1,000        4,435           -       5,435

Balance at December
 31, 1998           4,967,286   496,729   14,323,773   2,619,958  17,440,460

  Net loss                  -         -            -  (3,627,847) (3,627,847)
  Exercise of stock
   options             18,332     1,833       73,804           -      75,637

Balance at December
 31, 1999           4,985,618  $498,562  $14,397,577 $(1,007,889)$13,888,250


See notes to financial statements.





                            CONCEPTS DIRECT, INC.
                           STATEMENTS OF CASH FLOWS

                                            Year Ended December 31,

                                          1999          1998          1997
OPERATING ACTIVITIES

Net income (loss)                     $(3,627,847)  $(1,377,611)  $1,614,889
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
Provision for losses on accounts
 receivable                                23,563        12,220       16,000
Provision for losses in inventory
 values                                 3,226,243       541,168      168,506
Depreciation                            1,156,241     1,015,678      597,089
Amortization                              310,211             -            -
Increase (decrease) in current
 and deferred income taxes payable       (732,980)   (1,075,076)   1,020,413
Loss (gain) on disposals of property
 and equipment                                  -        60,271         (410)
Changes in operating assets and liabilities:
Accounts receivable                      (247,814)     (144,281)    (109,386)
Deferred advertising costs              2,340,651     3,161,585   (3,797,311)
Inventories                             2,389,477    (5,426,845)  (2,552,236)
Income taxes recoverable                        -       373,000     (373,000)
Prepaid expenses and other               (206,184)      637,174     (655,361)
Accounts payable                       (1,421,407)   (3,867,493)   4,513,750
Accrued employee compensation              42,746      (554,281)     517,104
Customer liabilities                      284,625    (1,221,347)     953,284
Interest payable                          (29,348)        8,368      126,973

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                   3,508,177    (7,857,470)   2,040,304

INVESTING ACTIVITIES

Cash restricted as collateral                   -             -     (500,000)
Release of cash restricted as collateral        -       128,403      371,597
Capital expenditures                   (3,742,711)   (1,251,649) (11,652,622)
Acquisition of assets                  (1,924,318)            -            -
Sales of property, equipment
 and investments                                -             -          410
Other investing activities, net            14,399      (269,329)     (55,417)

NET CASH USED IN INVESTING ACTIVITIES  (5,652,630)   (1,392,575) (11,836,032)

FINANCING ACTIVITIES

Principal payment on debt and
 capital lease obligations             (3,762,808)     (574,241)     (79,947)
Issuance of debt obligations            2,992,155       115,405    6,995,852
Sale of common stock                            -             -   10,212,674
Exercise of common stock options           75,637         5,435       15,827

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                    (695,016     (453,401)  17,144,406

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                      (2,839,469)   (9,703,446)   7,348,678

Cash and cash equivalents at
 beginning of year                      4,070,369    13,773,815    6,425,137

Cash and cash equivalents at
 end of year                           $1,230,900    $4,070,369  $13,773,815

See notes to financial statements.






NOTE 1.  Significant Accounting Policies


Organization: In this document, the following terms and definitions are used:

The Company refers to Concepts Direct, Inc. and subsidiaries, which includes the Concepts Direct catalogs, associated Internet sites and related operations, the iConcepts Internet retailing sites, hosting equipment and software and related operations and the BOTWEB.com Internet portal and related operations.

Concepts Direct refers to the branded catalogs and associated Internet sites of the parent company, Concepts Direct, Inc.

iConcepts refers to the non-catalog Internet retailing sites, technology, site hosting and related operations of iConcepts, Inc.

BOTWEB refers to the BOTWEB.com Internet portal and related operations of BOTWEB, Inc.

Concepts Direct markets various products directly to individual consumers, including personalized paper products, gift items, home decorative items and other merchandise under various catalog titles and Internet sites associated with the catalog titles. Concepts Direct's corporate and operations facilities are primarily located in Longmont, Colorado and it sells its products nationwide and in Canada.

iConcepts was formed on February 24, 2000 as a wholly owned subsidiary of Concepts Direct and certain assets and liabilities of Concepts Direct were transferred to iConcepts in exchange for common stock. iConcept's will provide database management, Internet site development and hosting and other technological support services for Concepts Direct, another subsidiary, BOTWEB and other third parties. iConcepts will also operate certain non-catalog associated Internet retailing sites.

BOTWEB was formed on February 24, 2000 as a wholly owned subsidiary of iConcepts and certain assets and liabilities of Concepts Direct were transferred to BOTWEB in exchange for common stock. BOTWEB will develop and operate the Internet portal, BOTWEB.com.

Both iConcepts and BOTWEB will lease office space for their respective headquarters from Concepts Direct. Each of the three companies will provide certain services to the other companies under the provisions of certain service agreements and licenses.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition: Revenues from the sale of products are recognized when products are shipped to customers. The Company's sales are attributable entirely to United States operations. Export sales to Canada were immaterial during the years ended December 31, 1999, 1998 and 1997.

Cash Equivalents: The Company considers all highly liquid investments, including marketable securities, with a maturity of three months or less when purchased to be cash equivalents.

Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $16,721,000, $34,729,000 and $30,202,000 in 1999, 1998 and 1997,
respectively.

Property and Equipment: Such assets are stated on the basis of cost. Buildings and purchased and leased computer software is depreciated using the straight-line method. Interest capitalized during the 1997 construction of the Company's new facility was $6,000.

Inventories: Inventories of products, net of valuation allowances of $4,488,000 and $740,000 at December 31, 1999 and 1998, respectively, are stated at the lower of cost (first-in, first-out method) or market.

During the fourth quarter of 1999, the Company increased its inventory obsolescence by approximately $2.2 million to more accurately reflect the net realizable value of inventory.

Capitalized Software Costs: Costs of developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totaled $236,056, $342 and $0 in 1999, 1998 and 1997, respectively.

Trademark and Other Intangibles: Trademarks and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over 20 and 5 years, respectively.

Warranties: The Company's sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for various periods. The Company accrues for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience.

Income Taxes: Deferred income taxes are based on the liability method as prescribed by Statement of Financial Accounting Standards No. 109 which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense or benefit is recorded by applying the rate change to the cumulative temporary differences.

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very sililar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Dividend Policy: At the present time, the Company intends to retain earnings to provide funds for operations and expansion of the Company's business. Thus, it does not foresee paying cash dividends in the future.

Reclassifications: Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


NOTE 2.   Acquisition of the Music Stand Assets


On June 2, 1999, the Company acquired the trademark, customer list, inventory and certain other assets of the Music Stand for approximately $2.1 million. The purchase price was allocated based on estimated fair values at the date of acquisition. the Music Stand is a catalog marketer of assorted music-related gifts, awards and collectibles. Accumulated amortization of the Music Stand trademark and customer list was $74,000 in 1999.

NOTE 3.   Statements of Cash Flows


Following is supplemental information to the statements of cash flows:

                                        Year Ended December 31,

                                         1999          1998          1997
Non-cash investing and
 financing activities:

    Debt refinanced                         $-           $-      $3,842,427

    Interest financed as debt                -        12,710        105,993
    Equipment financed through
     capital leases                    121,832       235,787              -

Cash - flow data:
    Cash paid during the year for:
    Interest                          $561,455      $485,766        $60,486
    Income taxes                             -             -        227,587


NOTE 4.   Property and Equipment



Following is a summary of property and equipment at:

                                                                  Principal
                                          December 31,            Estimated
                                      1999         1998          Useful Lives

Data processing equipment         $2,101,268    $1,673,995         3-5 years
Computer software and
 website development               2,109,388       736,458         2-5 years
Furniture and equipment            2,210,950     1,993,554         3-5 years
Building                           7,293,702     7,214,643          30 years
Land used in operations            1,110,915     1,110,915               N/A
Land held for sale or expansion    1,950,270     1,914,343               N/A

                                  16,776,493    14,643,908
Less accumulated depreciation     (4,292,477)   (3,101,067)


                                 $12,484,016   $11,542,841

In January, 1997, the Company purchased approximately 139 acres of undeveloped land in Longmont, Colorado. The Company used approximately eleven acres of this land for a new facility and intends to hold the remaining land for sale or expansion.



NOTE 5.   Letter of Credit



On March 25, 1997, an irrevocable standby letter of credit for $500,000 was issued by a regional bank. The letter of credit relates to certain obligations in connection with improvements to the Company's land. In 1997, the letter of credit was collateralized by restricted cash held on deposit in an interest bearing account at the issuing bank. In 1998, this collateral was not required to be maintained. As of December 31, 1999 and 1998, $60,842 and $126,468, respectively, was available under this letter of credit.



NOTE 6.    Lines of Credit, Debt and Capital Lease Obligations



Debt and capital lease obligations consist of the following at December 31:

                                                    1999          1998

Mortgage loan payable to bank, principal and
 interest payable monthly through 2005 at prime
 (8.50% and 7.75% at December 31, 1999 and 1998,
 respectively).	                                  $4,233,000   $4,401,000

Mortgage loan payable to bank, principal and
 interest payable monthly through 2002,
 with interest at 7.875% at December 31,
 1999 and 1998.	                                     924,821    1,224,685


Note payable to bank, principal and interest
 payable monthly, balance due in 2000 with
 interest at prime plus 1.5% (10.0% and 9.25%
 at December 31,1999 and 1998, respectively.          803,790   1,063,906


Note payable to bank, principal and interest
 payable monthly through 2002, with interest at
 prime.	                                              124,846           -


Liabilities connected with acquisition of assets,
 balance due in 2000.                                  66,667           -

Capital lease obligation, principal and interest
 payable monthly through 2001, with interest at
 8.56%                                                167,860     168,714


Total debt and capital lease obligations            6,320,984   6,858,305


Less current maturities                             1,503,399     779,685


Long-term debt obligations                         $4,817,585  $6,078,620


The estimated aggregate debt and capital lease maturities as of December 31, 1999 are:


2000                                         $1,503,399
2001                                            633,963
2002                                            541,622
2003                                            231,000
2004                                            231,000
Thereafter                                    3,180,000

Long-term debt obligations                   $6,320,984


The carrying amounts of the mortgages and note payable borrowings approximate their fair market value as all borrowings have interest rates which approximate the current market rates for such borrowings.

In September, 1998, the Company entered into a $300,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate and expiring February, 2002. As of December 31, 1999 and 1998, $124,846 and $0 were outstanding under this agreement. After February, 1999, borrowings under the credit facility were not allowed.

In May, 1997, the Company entered into a $3,700,000 credit facility with a bank. In connection with the Company's permanent mortgage financing of its new facility, $1,700,000 of the credit facility was cancelled. In May, 1999, the Company increased the credit facility from $2,000,000 to $4,500,000. The credit facility expires in May 2000 and bears interest at prime plus 1%. In September 1999, the Company reduced its credit facility to $3,000,000. At December 31, 1999, the Company had $3,000,000 available under this credit facility.

All debt obligations and available lines of credit outstanding as of December 31, 1999 are secured by the Company's cash, inventories, accounts receivable, and property and equipment. The Company must comply with certain financial and performance covenants, including a minimum current ratio, a minimum tangible net worth and a maximum total debt to equity ratio. In addition, capital expenditures and net losses are also restricted. The Company must also maintain it primary deposit accounts with the bank.

At December 31, 1999, the Company was not in compliance with certain financial covenants of itscredit facility and mortgage loan payable. The Company has received a waiver from the bank of its current ratio through May 1, 2000 and of its net losses through December 31, 2000.


NOTE 7.    Operating Lease Obligations


Future minimum lease payments for all non-cancelable operating leases are as follows at December 31, 1999:


2000                                   $1,279,167
2001                                      803,227
2002                                      290,071
2003                                        1,582
2004                                            -
Thereafter                                      -


Total future minimum lease payments    $2,374,047

The Company leases various equipment used in operations under agreements which expire at various dates through January 2003, excluding various renewal options available, some of which are subject to annual adjustments for cost escalation. Total rental expense for all operating leases amounted to $1,340,000, $1,281,000 and $1,327,000 for the years ended December 31,
1999, 1998 and 1997, respectively.



NOTE 8.    Other Income (Expense), Net



Following is a summary of the Company's other income (expense):

                                                Year Ended December 31,

                                        1999           1998          1997

Interest income                       $91,816        $363,390      $343,550
Interest expense                     (529,603)       (506,844)     (181,538)
Vendor payment discounts               57,008         153,644       244,791
Other, net                              6,149         (60,702)        7,811


                                    $(374,630)       $(50,512)     $414,614




NOTE 9.  Income Taxes




The differences between federal statutory income tax rates and the Company's effective tax rates are as follows:


                                            Year Ended December 31,
                                    1999          1998          1997

Federal tax expense (benefit)
 at statutory rate             $(1,545,000)    $(690,000)      $847,000
Valuation allowance               $674,000             -              -
Effect of permanent differences      2,000         2,000          3,000
State income tax less federal
 tax benefits                            -             -          5,000
Revision of prior year estimates   (46,782)       35,924         20,000

                                 $(915,782)    $(652,076)      $875,000


The income tax expense (benefit) consists of the following:

                                            Year Ended December 31,

                1999                    1998                    1997
         Current    Deferred     Current      Deferred    Current   Deferred

Federal $(54,782) $(861,000)   $422,924    $(1,075,000) $(202,000) $1,069,000
State          -          -           -              -     30,000     (22,000)

        $(54,782) $(861,000)   $422,924    $(1,075,000) $(172,000) $1,047,000


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets consist of the following:

                                              December 31,
                                        1999          1998          1997
Deferred tax liabilities:

Deferred advertising costs           $(410,000)   $(1,167,000)  $(2,589,000)
Property and equipment              (1,153,000)      (254,000)            -

Deferred tax liabilities            (1,563,000)    (1,421,000)   (2,589,000)

Deferred tax assets:

Allowance for doubtful accounts         24,000         14,000        19,000
Inventory differences                1,819,000        470,000       308,000
Property and equipment                       -              -        92,000
Other nondeductible accruals           187,000        204,000       206,000
Net operating loss
 carryforwards/carrybacks              335,000              -       156,000

Deferred tax assets                  2,365,000        688,000       781,000

Valuation allowance                   (674,000)             -             -

Net deferred tax assets
 (liabilities)                        $128,000      $(733,000)  $(1,808,000)



NOTE 10.    Stockholders' Equity


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

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan, certain key employees were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of the grant. Options granted are exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 355,000 and 360,000 shares of common stock reserved for issuance under the plan as of December 31, 1999 and 1998.

Under the terms of the Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 37,334 and 50,666 shares of common stock reserved for issuance under the plan as of December 31, 1999 and 1998, respectively. No additional options may be granted under this plan.

Under the terms of the Concepts Direct, Inc. 1998 Non-Employee Directors Stock Option Plan, the outside directors were granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 52,000 shares of common stock reserved for issuance under the plan as of December 31, 1999 and 1998.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:
                                       1999          1998          1997

Risk-free interest rate                5.5%          5.5%           5.5%
Dividend yields                        0.0%          0.0%           0.0%
Volatility factors of the expected
 market price of the Company's
 common stock                          0.560         0.563          0.573
Weighted-average expected life of
 the employee stock options            5.5 years     5.5 years      5.5 years
Weighted-average expected life of
 the non-employee stock options          2 years       2 years        2 years


The weighted-average fair value of options granted were as follows:

                                          1999          1998          1997

Employee Plan                            $5.14         $5.50         $12.72
Non-Employee Plans                       $   -         $3.55         $    -

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                          1999          1998          1997

Pro forma net income (loss)           $(3,858,733) $(1,507,882)   $1,520,263
Pro forma basic earnings (loss)
 per share                            $     (0.78) $     (0.30)   $     0.34
Pro forma diluted earnings (loss)
 per share                            $     (0.78) $     (0.30)   $     0.31

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

A summary of the Company's stock option activity, and related information follows:

                            Employee Plan             Non-Employee Plans
                                      Weighted                  Weighted
                        Number        Average        Number     Average
                          of          Exercise         of       Exercise
                        Shares         Price         Shares      Price

Outstanding at
 December 31, 1996     240,000        $ 2.33         37,332      $ 5.28
Granted at market price 20,000        $21.69              -      $    -
Exercised               (8,000)       $ 0.54        (10,666)     $ 1.12
Canceled                     -        $    -              -      $    -

Outstanding at
 December 31, 1997     252,000        $ 3.92         26,666      $ 6.95
Granted at market price 81,000        $ 9.81         22,000      $10.51
Exercised              (10,000)       $ 0.54              -      $    -
Canceled               (30,000)       $14.64              -      $    -

Outstanding at
 December 31, 1998     293,000        $ 4.57         48,666      $ 8.56
Granted at market price 25,000        $ 9.19              -      $    -
Exercised               (5,000)       $ 4.06        (13,332)     $ 4.15
Canceled                     -        $    -              -      $    -
Outstanding at
 December 31, 1999     313,000        $ 4.94         35,334      $10.22


A summary of outstanding options, by year they become exercisable, follows:

                            Employee Plan         Non-Employee Plans
                                      Weighted              Weighted
                         Number       Average    Number     Average
                           of         Exercise     of       Exercise
                         Shares       Price      Shares      Price

Currently exercisable   108,250        $1.01     20,670      $10.02
2000                     43,500        $3.00      7,336      $10.51
2001                     30,500        $4.06      7,328      $10.51
2002                     38,750        $7.79          -      $    -
2003                     32,750        $9.56          -      $    -
2004                     26,500        $9.66          -      $    -
2005                     26,500        $9.66          -      $    -
2006                      6,250        $9.19          -      $    -

Outstanding at
 December 31, 1999      313,000        $4.94     35,334      $10.22

Exercise price range of options outstanding:

Employee Plan                               $0.50-$14.50
Non-Employee Plans                          $8.94-$14.70

Weighted-average remaining contractual life of options outstanding

Employee Plan                                 5.98 years
Non-Employee Plans                            3.10 years


NOTE 11.   Employee Retirement Savings Plan


In May 1985, the Company adopted a Retirement Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Participation in the Plan is available to any employee of the Company who has completed one year of service and is age twenty-one or older. The Company contributes $10 monthly for each eligible employee, plus up to $.50 for each dollar contributed by each participant on the first 4% of eligible compensation, depending on years of service. The Company may contribute an additional amount if it has sufficient profits. Effective December 1, 1999, the Company amended certain provisions of the Plan. These amendments included reducing the eligibility service requirement from one year of service to six months, eliminating the $10 monthly contribution for each eligible employee and increasing the Company's matching contribution from 4% to 6% of a participant's eligible annual compensation. The Company's contributions to employees of the Plan were $100,000, $90,000 and $57,000 in 1999, 1998 and 1997, respectively.


NOTE 12.   Quarterly Financial Information (Unaudited)


                                                    Basic        Diluted
                              Income      Net   Earnings(Loss) Earnings(Loss)
                     Net    (Loss)from  Income    per Common     per Common
                    Sales   Operations  (Loss)      Share          Share

                         (Dollars in thousands except per share data)

 1997:
   First          $15,952     $951       $673        $0.16         $0.15
   Second          14,766      446        368         0.09          0.08
   Third           14,630   (1,039)      (591)       (0.12)        (0.12)
   Fourth          33,141    1,717      1,165         0.23          0.22

1998:
  First           $15,480  $(1,045)     $(624)      $(0.13)       $(0.13)
  Second           15,855     (286)      (193)       (0.04)        (0.04)
  Third            19,495   (1,423)      (985)       (0.20)        (0.20)
  Fourth           33,943      775        424         0.09          0.09

1999:
  First           $12,546    $(605)     $(445)      $(0.09)       $(0.09)
  Second           11,068   (1,037)      (736)       (0.15)        (0.15)
  Third            11,252     (991)      (736)       (0.15)        (0.15)
  Fourth           20,673   (1,536)    (1,711)       (0.34)        (0.34)

The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.


NOTE 13.   Segment Disclosure

During 1999, the Company began to pursue several e-commerce business strategies designed to compliment and enhance its core catalog business. The initiatives included web service and hosting as well as design of an Internet portal. As part of this continuing development in late 1999, management began to assess and evaluate these initiatives as separate business lines. Consistent with this perspective and to provide better operational focus, management also at this time initiated a reorganization process designed to reflect its business as three separate operating segments. These segments are:

Concepts Direct

Concepts Direct markets various products directly to individual consumers, including personalized paper products, gift items, home decorative items and other merchandise under several catalog titles and Internet sites associated with the catalog titles.

Concepts Direct will also provide back office functions for all segments such as warehousing, distribution, fulfillment, order entry, inventory procurement, accounting and human resources.

iConcepts

iConcepts will operate as a business incubator, conceptualizing and developing new Internet businesses. iConcepts will also provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts will include site hosting and development, online order processing and database management. iConcepts currently has three live sites, iGift.com, NewBargains.com and TheBearHouse.com.

BOTWEB

BOTWEB is a portal whose primary target customers are female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB has classified Best Of The WEB, BOTWEB offers a variety of free services, including email, driving directions and maps, news, weather and sports.

As a result of the reorganization discussed above, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). The Company evaluates the performance of its business segments based on operating profit (loss). The accounting policies of the Company's segments are the same as those described in Note 1. The Company is not dependent upon any single customer or group of customers, the loss of which would not have a material effect on the Company. As required by Statement No. 131, the Company has presented the segment information as of and for the years ended December 31, 1998 and 1997 as if this reorganization had occurred at January 1, 1997.

Pertinent financial data by operating segment for the three years ended December 31, 1999 are as follows (in thousands):

                    Concepts Direct  iConcepts  BOTWEB  Eliminations  Total

1999
Net Sales to
 Third Parties          $55,471     $   4       $   64         -     $55,539
Net Sales to Related
  Parties                    10(1)  1,268(2)        19(3)  (1,297)         -

Total Net Sales          55,481     1,272           83     (1,297)    55,539

Cost of product and
 delivery from
 Third Parties           35,661       695          202          -     36,558
Cost of product and
 delivery from
 Related Parties            796         6           52       (854)         -

                         36,457       701          254       (854)    36,558

Selling, general and
 administrative from
 Third Parties           20,765     1,893          492          -     23,150
Selling, general and
 administrative from
 Related Parties            425         9            9       (443)         -

                         21,190     1,902          501       (443)    23,150

Total Expenses           57,647     2,603          755     (1,297)    59,708

Operating loss           (2,166)   (1,331)        (672)         -     (4,169)

Other expense              (375)        -            -          -       (375)

Loss before income
 taxes                  $(2,541)  $(1,331)       $(672)        $-    $(4,544)

Identifiable assets     $19,091    $6,403         $699         $-     $26,193



                    Concepts Direct  iConcepts  BOTWEB  Eliminations  Total
1998
Net Sales to
 Third Parties          $84,773          $-        $-           -    $84,773
Net Sales to
 Related Parties              -(1)    1,266(2)      -(3)    (1,266)        -

Total Net Sales          84,773       1,266         -       (1,266)   84,773

Cost of product and
 delivery from
 Third Parties           46,123       1,370         -            -    47,493
Cost of product and
 delivery from
 Related Parties          1,266           -         -       (1,266)        -

                         47,389       1,370         -       (1,266)   47,493

Selling, general and
 administrative from
 Third Parties           38,872         387         -            -    39,259
Selling, general and
 administrative from
 Related Parties              -           -         -            -         -

                         38,872         387         -            -    39,259

Total Expenses           86,261       1,757         -       (1,266)   86,752

Operating loss           (1,488)       (491)        -            -    (1,979)

Other expense               (51)          -         -            -       (51)

Loss before income
 taxes                  $(1,539)      $(491)       $-           $-   $(2,030)

Identifiable assets     $27,519      $4,554        $-           $-   $32,073


                    Concepts Direct  iConcepts  BOTWEB  Eliminations  Total

1997
Net Sales to
 Third Parties          $78,489          $-        $-            -   $78,489
Net Sales to
 Related Parties              -(1)    1,261(2)      -(3)    (1,261)        -

Total Net Sales          78,489       1,261         -       (1,261)   78,489

Cost of product and
 delivery from
 Third Parties           40,669       1,231         -            -    41,900
Cost of product and
 delivery from
 Related Parties          1,261           -         -       (1,261)        -

                         41,930       1,231         -       (1,261)   41,900

Selling, general and
 administrative from
 Third Parties           34,245         269         -            -    34,514
Selling, general and
 administrative from
 Related Parties              -           -         -            -         -

                         34,245         269         -            -    34,514

Total Expenses           76,175       1,500         -       (1,261)   76,414

Operating income (loss)   2,314        (239)        -            -     2,075

Other income                415           -         -            -       415

Income (loss) before
 income taxes            $2,729       $(239)       $-           $-    $2,490

Identifiable assets     $36,631      $3,747        $-           $-   $40,378

(1)	Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges

(2)	Represents Internet site development, production and maintenance charges

(3)	Represents BOTWEB directory advertising charges



               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           CONCEPTS DIRECT, INC.

                        Year Ended December 31, 1999

COL. A                COL. B      COL. C      COL. D      COL. E       COL.F

                                  Charged    Charged to
                     Balance at  (Credited)    Other                Balance at
                     Beginning    to Costs   Accounts-   Deductions     End
DESCRIPTION          of Period  and Expenses Describe     Describe   of Period

Year Ended December
 31, 1999

Deducted from
 asset accounts:
Allowance for
 doubtful accounts  $42,220      $23,563   $      -    $       -   $   65,783
Allowance for
 inventory
 obsolescence       740,408    3,226,243    756,006(c)  (234,492)(b)4,488,165

Totals deducted from
 asset account    $782,628   $3,249,806   $756,006    $(234,492)  $4,553,948

Product warranty
 liability         $274,005   $  (23,354)  $      -    $       -   $  250,651

Year Ended December
 31, 1998

Deducted from
 asset accounts:
Allowance for
 doubtful accounts $ 57,000   $   12,220   $      -    $ (27,000)(a) $ 42,220
Allowance for
 inventory
 obsolescence       394,000      541,168          -     (194,760)(b)  740,408

Totals deducted from
 asset accounts    $451,000   $  553,388   $      -    $(221,760)    $782,628

Product warranty
 liability         $286,297   $  (12,292)  $      -    $       -     $274,005

Year Ended December
 31, 1997

Deducted from
 asset accounts:
Allowance for
 doubtful accounts $ 41,000   $   16,000   $      -    $       -     $ 57,000
Allowance for
 inventory
 obsolescence       400,000      168,506          -     (174,506)(b)  394,000

Totals deducted from
 asset accounts    $441,000   $  184,506   $      -    $(174,506)    $451,000

Product warranty
 liability         $254,124   $   32,173   $      -    $       -     $286,297


(a)  Uncollectible accounts written off, net of recoveries.
(b)  Inventory written off, net of recoveries.
(c)  Reserve established pursuant to The Music Stand acquisition of assets.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

                                  PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

With the exception of the information incorporated by reference from the Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Proxy Statement for its annual meeting of stockholders scheduled for May 2, 2000 is not to be deemed filed as a part of this Report.

ITEM  10.    	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" and "Section 16(a) compliance in the Proxy Statement for its annual meeting of stockholders scheduled for May 2, 2000.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM  11.     	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statementfor its annual meeting of stockholders scheduled for May 2, 2000.

ITEM  12.     	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual meeting of stockholders scheduled for May 2, 2000. Management does not know of any arrangements the operation of which may at a subsequent date results in a change in control of the Company.

ITEM 13.  	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N\A


PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORMS 8-K

(a)  Documents filed as part of this report:

1. The financial statements and related Report of Independent Auditors required by this item are listed and included in Item 8 of this report.

2. The financial statement schedules required by this item are listed and included in Item 8 of this report.

3. Exhibits required to be filed by Item 601 of Regulation S-K: SEE INDEX TO EXHIBITS.

(b) No Reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1999.


INDEX TO EXHIBITS

(3)  Articles of incorporation and bylaws.

3(a) Registrant's Amended and Restated Certificate of Incorporation filed as
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by this reference.

3(a)(i) Registrant's Amendment of Amended and Restated Certificate of Incorporation filed as Exhibit 3(i)(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by this reference.

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

4(a) See the Seventh Article of Exhibit 3(a) and Articles I, IV, V, VI and VII of Exhibit 3(b).

10(a) Loan Agreement between Registrant and Bank One, Colorado, N.A. as lender, dated May 1, 1997, in connection with a $3.7 million credit facility. This agreement was previously filed as exhibit 10.12 to Registrant's Amendment No. 1 to Form S-1 filed on June 4, 1997 and is expressly incorporated herein by reference.

10(b) Land Development Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 1 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

10(c) Construction Loan Agreement dated July 10, 1997 between registrant and Bank One, Colorado, NA. This agreement was previously filed as exhibit 2 to registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1997 and is expressly incorporated herein by this reference.

**10(d) 2000 Incentive Compensation Plan for officers of the registrant is filed herewith.

**10(e) 1992 Stock Option Plan was previously filed as Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

**10(f) 1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

**10(g) First Amendment to the 1992 Stock Option Plan was previously filed as Exhibit A to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and is expressly incorporated herein by reference.

**10(h) 1998 Non-Employee Directors Stock Option Plan was previously filed as Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders on April 24, 1998 is expressly incorporated by reference.

**10(j) 2000 Incentive Compensation Plan for officers of the registrant is filed herewith.

(21)	Subsidiaries of the Company

(23)	Consent of Experts and  Counsel.

23(a) The Consent of Ernst & Young LLP is filed herewith.

(27)	Financial Data Schedule

27(a) The financial data schedule is included in the electronic Edgar filing only.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCEPTS DIRECT, INC.

Date: March 30, 2000                   By: /s/ J. Michael Wolfe
                                           J. Michael Wolfe
                                           Chief Executive Officer

Date: March 30, 2000                   By: /s/ David H. Haddon
                                           David H. Haddon
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2000                       /s/ Michael T. Buoncristiano
                                           Michael T. Buoncristiano, Director

Date: March 30, 2000                       /s/ Robert L. Burrus, Jr.
                                           Robert L. Burrus, Jr., Director

Date: March 30, 2000                       /s/ Stephen R. Polk
                                           Stephen R. Polk, Director

Date: March 30, 2000                       /s/ Phillip D. White
                                           Phillip D. White, Director

Date: March 30, 2000                       /s/ Virginia B. Bayless
                                           Virginia B. Bayless, Director

Date: March 30, 2000                       /s/ Phillip A. Wiland
                                           Phillip A. Wiland, Director

Date: March 30, 2000                       /s/ J. Michael Wolfe
                                           J. Michael Wolfe, Director
Exhibit 21

                        Subsidiaries of the Company

Subsidiary                                  Jurisdiction of Incorporation

iConcepts, Inc.                                         Virginia
BOTWEB, Inc.                                            Virginia




Exhibit 23(a)

The Consent of Ernst & Young LLP to incorporation by reference of Auditor's report into the registrant's Registration Statement on Form S-8 (File No. 33-66964) dated August 3, 1993 pertaining to the Concepts Direct, Inc. 1992 Stock Option Plan and 1992 Non-Employee Director Stock Option Plan follows.

The Consent of Ernst & Young LLP to incorporation by reference of Auditor's report into the registrant's Registration Statement on Form S-8 (File No. 33-66261) dated October 28, 1998 pertaining to the Amendment to the Registant's 1992 Stock Option Plan follows.

The Consent of Ernst & Young LLP to incorporation by reference of Auditor's report into the registrant's Registration Statement on Form S-8 (File No. 33-66263) dated October 28, 1998 pertaining to the registrant's 1998 Non-Employee Director Stock Option Plan follows.