Form 10-Q
period 2000-03-31
CONCEPTS DIRECT INC
filed 2000-05-11
CIK 891035

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000

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

Yes  X    No

As of May 8, 2000, 4,985,618 shares of Common Stock, $.10 par value, were outstanding.


                             CONCEPTS DIRECT, INC.

                                  FORM 10-Q

                                    INDEX


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

  Balance Sheets as of March 31, 2000 and December 31, 1999

  Statements of Operations for the three months ended
    March 31, 2000 and March 31, 1999

  Statements of Cash Flows for the three months ended
    March 31, 2000 and March 31, 1999

  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K



Item 1.
                            CONCEPTS DIRECT, INC.
                                Balance Sheets
                                               March 31,      December 31,
                                                  2000            1999
ASSETS                                        (Unaudited)
Current assets
Cash and cash equivalents                   $          -       $  1,230,900
Accounts receivable,less allowances              444,868            640,531
Deferred advertising costs                     2,804,061          2,114,902
Inventories, less allowances                   5,664,174          5,220,566
Prepaid expenses and other                       480,410            473,291

   Total current assets                        9,393,513          9,680,190

Property and equipment, net                   12,231,524         12,484,016

Capitalized software costs,net                 2,310,640          2,238,839

Trademark and other intangible assets, net     1,212,267          1,240,615

Other assets                                     466,124            549,193

     TOTAL ASSETS                           $ 25,614,068       $ 26,192,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                            $  5,711,721       $  4,614,129
Current maturities of debt and
capital lease obligations                      1,397,828          1,503,399
Line of credit                                   200,000                  -
Accrued employee compensation                    866,024            590,437
Customer liabilities                             678,475            779,053

   Total current liabilities                   8,854,048          7,487,018

Debt and capital lease obligations             4,626,616          4,817,585

Commitments and contingencies

Stockholders' equity
   Common Stock, $.10 par value,
     authorized 7,500,000 shares, issued
     and outstanding 4,985,618 shares in
     2000 and 1999                               498,562            498,562
   Additional paid-in capital                 14,397,577         14,397,577
   Retained deficit                           (2,762,735)        (1,007,889)

Total stockholders' equity                    12,133,404         13,888,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 25,614,068       $ 26,192,853

See notes to financial statements.


                             CONCEPTS DIRECT, INC.
                           Statements of Operations
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                2000           1999

Net sales                                  $ 12,805,628     $ 12,545,759

Operating costs and expenses:

Cost of product and delivery                  8,218,515        8,000,447
Selling, general and administrative           6,269,887        5,149,894

Total operating costs and expenses           14,488,402       13,150,341

Operating loss                               (1,682,774)        (604,582)

Other expense, net                              (72,072)         (69,512)

Loss before income taxes                     (1,754,846)        (674,094)

Benefit for income taxes                              -         (229,111)

Net loss                                   $ (1,754,846)    $   (444,983)

Basic and diluted loss per share           $      (0.35)    $      (0.09)

Weighted average number of common shares      4,985,618        4,971,286

See notes to financial statements.



                            CONCEPTS DIRECT, INC.
                          Statements of Cash Flows
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       2000           1999
OPERATING ACTIVITIES
  Net loss                                          $ (1,754,846) $  (444,983)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Provision for losses on accounts receivable         (28,689)       4,012
     Provision for losses in inventory values            (10,824)     352,624
     Depreciation                                        343,597      259,001
     Amortization                                        139,378            -
     Current and deferred income taxes                         -     (229,111)
     Changes in operating assets and liabilities:
       Accounts receivable                               224,352       (2,547)
       Deferred advertising costs                       (689,159)   1,366,283
       Inventories                                      (432,784)     445,274
       Prepaid expenses and other                         (7,119)     (76,433)
       Accounts payable                                1,097,591   (1,984,422)
       Accrued employee compensation                     275,587      124,261
       Customer liabilities                             (100,578)     204,149
       Interest payable                                        -      (19,348)
NET CASH USED IN OPERATING ACTIVITIES                  (943,494)      (1,240)
INVESTING ACTIVITIES
     Capital expenditures                               (273,936)    (677,216)
     Other investing activities, net                      83,069       10,732
NET CASH USED IN INVESTING ACTIVITIES                   (190,867)    (666,484)
FINANCING ACTIVITIES
     Principal payments on debt and
      lease obligations                               (1,046,539)    (228,843)
     Issuance of debt obligations                        950,000      187,687
     Exercise of common stock options                          -       40,662
NET CASH PROVIDED BY FINANCING ACTIVITIES                (96,539)        (494)

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,230,900)    (668,218)

Cash and cash equivalents at beginning of year         1,230,900    4,070,369

Cash and cash equivalents at end of period          $          -  $ 3,402,151

See notes to financial statements.

                            CONCEPTS DIRECT, INC.
                        Notes to Financial Statements
                                (Unaudited)


1.    Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2.   Segment Disclosure

Pertinent financial data by operating segment for the three months ended March 31, are as follows (in thousands):

                       Concepts Direct  iConcepts  BOTWEB  Eliminations  Total
2000
Net Sales to
 Third Parties         $  12,700      $    43   $    63    $    -    $  12,806
Net Sales to
 Related Parties              15(1)       502(2)     28(3)   (545)           -
   Total Net Sales        12,715          545        91      (545)      12,806

Cost of product and
 delivery from
  Third Parties            7,134          657       428         -        8,219
Cost of product and
 delivery from
  Related Parties            273           11       212      (496)           -
                           7,407          668       640      (496)       8,219

Selling, general and
 administrative from
  Third Parties            4,632          506     1,132         -        6,270
Selling, general and
 administrative from
  Related Parties             21           11        17       (49)           -
                           4,653          517     1,149       (49)       6,270

Total Expenses            12,060        1,185     1,789      (545)      14,489

Operating income (loss)      655         (640)   (1,698)        -       (1,683)

Other expense                (68)          (4)        -         -          (72)

Income (loss) before
 income taxes          $     587      $  (644)  $(1,698)   $    -    $  (1,755)

Identifiable assets    $  21,269     $  3,700   $   645    $    -    $  25,614


1999

Net Sales to
 Third Parties         $  12,546      $     -   $     -    $    -    $  12,546
Net Sales to
 Related Parties               -(1)       206(2)      -(3)   (206)           -
   Total Net Sales        12,546          206         -      (206)      12,546

Cost of product and
 delivery from
  Third Parties            7,888          110         2         -        8,000
Cost of product and
 delivery from
  Related Parties            109            -         -      (109)           -
                           7,997          110         2      (109)       8,000
Selling, general and
 administrative from
  Third Parties            4,675          469         6         -        5,150

Selling, general and
 administrative from
  Related Parties             97            -         -       (97)           -
                           4,772          469         6       (97)       5,150

Total Expenses            12,769          579         8      (206)      13,150

Operating loss              (223)        (373)       (8)        -         (604)

Other expense                (70)           -         -         -          (70)

Loss before
 income taxes          $    (293)     $  (373)  $    (8)   $    -    $    (674)

Identifiable assets    $  27,516      $ 2,204   $     3    $    -    $  29,723

(1) Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges
(2) Represents Internet site development, production and maintenance charges
(3) Represents BOTWEB directory advertising charges


Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

During the first quarter of 2000, the Consolidated Company remained in the process of transition from a catalog company selling personalized paper products and gift and merchandise items to three companies, including one company housing Internet site hosting and development capabilities and one company developing its own Internet portal.

During early 1999, we focused on growing our four catalog titles rapidly to a level at which each could become self-sustaining. This strategy required significant levels of prospecting. During the second half of 1999 and the first quarter of 2000, we concentrated on making these four catalog titles, plus a fifth title acquired during 1999, into catalogs generating positive
contributions to Concept Directs' profitability.   We consider a catalog
title's contribution to be revenue from the catalog minus advertising expenses and certain product, delivery and catalog related general and administrative expenses which management believes would be eliminated if the catalog title were discontinued.

Also, throughout 1999 and the first quarter of 2000, we engaged in significant development costs with respect to Internet initiatives. Additional employees, equipment and services were added to accommodate these several new initiatives. In early 2000, we moved certain of our Internet assets and activities to two subsidiary corporations to provide the best opportunity for investors to understand our Internet strategy and benefit from assets that have been created to support our Internet initiatives. One subsidiary, iConcepts, Inc., will provide technology support to Concepts Direct, Inc., BOTWEB, Inc. and, at an appropriate time, third parties. Other services and development directions of iConcepts, Inc. are planned to include Internet site hosting and development, online order processing, database management and the establishment of new Internet retailing brands. The other subsidiary, BOTWEB, Inc., will operate the Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. Concepts Direct, Inc. will focus on obtaining profitable results for the catalog business and the related Internet sites associated with the catalog titles.

Business Segments

We manage our operations in a manner that requires disclosures of three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment ("iConcepts") and the BOTWEB segment ("BOTWEB"). Concepts Direct includes our catalog business including the five catalog titles as well as the Internet sites associated with those catalog titles. iConcepts includes the non-catalog Internet retailing sites, site hosting operations, site development operations and database management operations. BOTWEB includes the BOTWEB.com Internet portal and its related operations. When we use the term "the Consolidated Company" we refer to all of the segments combined.

Net Sales

Consolidated.

Net sales increased $0.3 million, or 2%, to $12.8 million for the first quarter of 2000 from $12.5 million during the same period in 1999.

By Segment.

All of the net sales in 1999 and substantially all of the net sales in 2000 occurred in the Concepts Direct segment. Net sales of Concepts Direct in the first quarter of 2000 included $132,000 of sales from the two Internet retailing sites developed and maintained for Concepts Direct by iConcepts.

iConcepts operated four retail sites during the first quarter of 2000, which collectively realized net sales of $43,000. Intercompany sales to Concepts Direct and BOTWEB of $502,000 during the first quarter of 2000 related to the development and maintenance of various web sites and related operating software.

BOTWEB recognized $63,000 of net sales from outside third parties and $28,000 from Concepts Direct and iConcepts in the first quarter of 2000 for space advertising in the published BOTWEB directory.

Cost of Product and Delivery and Gross Profit

Consolidated.

Cost of product and delivery as a percentage of sales was 64% in the first quarter of 2000, unchanged from the first quarter of 1999. Gross profit remained relatively stable at $4.6 million in the first quarter of 2000 compared to $4.5 million in the same period of 1999. Gross profit as a percentage of net sales was 36% in the first quarter of 2000, unchanged from the first quarter of 1999.

By Segment.

Concepts Direct's gross margin increased to 42% in the first quarter of 2000 from 36% in the same period of 1999. This increase arose because of the increased sale of high margin paper products in 2000 compared to the same period in 1999. In the first quarter of 2000, sales of paper products accounted for 45% of product sales compared to 38% in the first quarter of 1999. Also, in the first quarter of 1999, approximately 3% of the total Concepts Direct cost of product and delivery was attributable to provisions for losses in inventory values, compared to 0% in the same period of 2000.

iConcepts' product and delivery costs of $668,000 in the first quarter of 2000 and $110,000 in the same period of 1999 included certain hardware, software, labor and other expenses directed at providing technological support to Concepts Direct and BOTWEB and developing Internet business opportunities. The cost increase during 2000 occurred due to the commitment of additional resources, particularly employees and contract laborers, to the support of this new business.

BOTWEB's product and delivery costs were approximately $640,000 in the first quarter of 2000, compared to $2,000 in the same period of 1999. Such costs were directed at the BOTWEB.com site, and included programming and site review expenses. The cost increase in 2000 occurred primarily because of increased staffing.

Selling, General and Administrative Expense

Consolidated.

Selling, general and administrative expenses increased by $1.1 million, or 22%, to $6.3 million in the first quarter of 2000 from $5.2 million in the same period of 1999. Selling, general and administrative costs as a percentage of sales were 49% in the first quarter of 2000 compared to 41% in the same period in 1999. The increase in 2000 occurred primarily because of the expenditure of approximately $1.0 million for advertising BOTWEB.com.

By Segment.

Concepts Direct selling, general and administrative expenses represented 37% of net sales in the first quarter of 2000 and 38% in the first quarter of 1999. The decrease is primarily attributable to a reduction in prospect marketing in the first quarter of 2000 compared to the same period in 1999. Prospect marketing generally has significantly higher advertising costs as a percentage of sales than marketing to existing customers.

iConcepts selling, general and administrative expenses were $517,000 in the first quarter of 2000, compared to $469,000 for the same period in 1999. The primary component of these costs is salaries incurred to support administrative and marketing efforts.

BOTWEB selling, general and administrative expenses were $1,149,000 in the first quarter of 2000, compared to $6,000 in the same period of 1999. Approximately $1.0 million in advertising costs were incurred in the first quarter of 2000 to determine consumer reaction to BOTWEB banner advertisements and to the printed BOTWEB directory.

Other income (expense)

Consolidated.

Other income (expense), consisting primarily of interest expense, interest income and vendor payment discounts, was an expense of $72,000 for the first quarter of 2000 and $70,000 in the same period of 1999.

By Segment.

iConcepts incurred $4,000 of interest expense. The remaining other income (expense) is attributable to Concepts Direct

Income taxes

The Consolidated Company had no provision for income taxes in the first quarter of 2000 and an income tax benefit of $229,000 in 1999. Management anticipates the income tax rate in 2000 will be approximately 0%, principally because of anticipated losses in iConcepts and BOTWEB, which will increase the net operating loss carryforward available but not expected to be utilized in the near term. Accordingly, the related deferred income tax asset is fully reserved.

Outlook

During the remainder of 2000, Concepts Direct will continue to operate its catalog business and the Internet sites associated with its catalogs focused on providing strong profitability with modest growth in sales. A major objective will be to produce improved catalog contribution and performance and continue certain controls such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings are consistent at levels management believes are appropriate to support development costs. During 2000, Concepts Direct does plan to extend its microniche marketing program and to test narrowly niched catalogs under its existing brands.

iConcepts will focus on enhancing its database management and Internet site hosting and development capabilities and improving its existing Internet retailing sites. iConcepts' main emphasis for 2000 will be to provide technology, support and site development services to Concepts Direct and BOTWEB. Management's intention is for iConcepts to increase the depth of product line and increase marketing activities for its existing Internet retailing sites and develop other Internet retailing sites and businesses. Management anticipates financial losses from iConcepts' operation during 2000 as expenses are incurred to enhance and develop its capabilities without significant revenue streams adequate to cover those expenses.

BOTWEB will continue development of the Internet portal, BOTWEB.com. Development efforts will focus on enhancing site features, adding new features, expanding the site database and building traffic. Significant levels of various types of marketing activity may be required to build traffic to make BOTWEB.com competitive with other portal sites. Management anticipates financial losses from BOTWEB's operations for the remainder of 2000 and until significant traffic is built for the site, since no significant revenue stream is anticipated to cover the portal development costs in the remainder of 2000.

Management anticipates losses for the Consolidated Company in 2000, primarily because anticipated losses of iConcepts and BOTWEB are expected to be significantly larger than anticipated profits of Concepts Direct.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,231,000 in the first quarter of 2000 and decreased by $668,000 in the same period of 1999. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

Significant operating activities that affected cash and cash equivalents in the first quarters of 2000 and 1999 included:

Net losses of the Consolidated Company of $1,755,000 and $445,000 negatively affected cash and cash equivalents in the first quarters of 2000 and 1999, respectively.

The provision for losses in inventory values of $353,000 in 1999 was a non-cash expense that reduced the negative effect on cash and cash equivalents caused by the net loss in the first quarter of 1999. The significant provision for losses in inventory values recorded in the first quarter of 1999 did not recur in the first quarter of 2000 and is not anticipated to recur at the levels incurred during the balance of 2000. The reduction of this expense item is attributable primarily to a change in the fourth quarter 1999 of the Consolidated Company's estimates concerning appropriate reserves to state inventory values at the lower of cost or market. During the fourth quarter of 1999 the Consolidated Company recorded an increase to the inventory obsolescence reserve of approximately $2.2 million.

Recorded depreciation and amortization of $483,000 and $259,000 in the first quarter of 2000 and 1999, respectively, were non-cash expenses that reduced the negative effect on cash and cash equivalents caused by the net losses in the first quarters of 2000 and 1999.

Deferred advertising costs increased by $689,000 in the first quarter of 2000 and decreased in the same period of 1999 by $1,366,000. These fluctuations primarily related to the timing of distribution of Concepts Direct's catalogs.

Inventories increased $433,000 in the first quarter of 2000 and decreased by $445,000 in the first quarter of 1999. The 2000 increase primarily related to the timing of purchases of additional paper product inventory. The 1999 decrease related to the timing of purchases of both paper and gift and decorative merchandise.

Accounts payable increased by $1,097,000 in the same period of 2000 and decreased by $1,984,000 in the first quarter of 1999. The increase in 2000 primarily related to BOTWEB advertising expenditures in the first quarter of 2000. The 1999 decrease primarily related to the payment in the first quarter of 1999 of advertising and inventory costs incurred in the fourth quarter of 1998.

Significant items of investment of cash during the periods included capital expenditures of $274,000 and $677,000 in the first quarters of 2000 and 1999, respectively. The capital expenditures related primarily to purchases and development of software and the acquisition of assets relative to development of e-commerce infrastructure and Internet sites.

Significant items of financing included borrowings of $950,000 against the Consolidated Company's revolving line of credit in the first quarter of 2000 and repayments of $750,000 against such borrowings during the same period. Payments of $297,000 and $229,000 were made against other credit facilities in the first quarters of 2000 and 1999, respectively.

The Consolidated Company had $0 of cash and cash equivalents at March 31, 2000. Management believes that results of operations, continued operational planning and existing lines of credit will produce funds necessary to meet the operating capital requirements of Concepts Direct for the current year. However, Concepts Direct also has certain loan arrangements and commitments to provide operating funds to iConcepts and BOTWEB, and these commitments may negatively impact business plans.

iConcepts and BOTWEB plans, in connection with development and enhancement of their Internet sites, development of Internet site hosting capabilities and implementing marketing plans and adding enhancements to BOTWEB.com during 2000 are extensive and require significant cash. Currently, it is anticipated that this cash is available from Concepts Direct's cash, cash from operations and lines of credit. However, management's growth plans for both iConcepts and BOTWEB have been limited by the need to conform to anticipated available funding. Substantial additional capital is needed for iConcepts and BOTWEB to fully implement their plans. Management plans to finance its working capital and capital expenditure needs through a combination of existing cash, funds from operations, existing bank line of credit and by securing additional capital resources through the issuance of debt or equity securities.

There can be no assurance that the Consolidated Company will be able to negotiate an extension of the bank revolving line of credit, secure additional capital to meet their needs or secure such capital on terms
favorable to the Consolidated Company.   As of March 31, 2000, the
Consolidated Company is not in compliance with certain debt covenants associated with the revolving line of credit and the majority of the Consolidated Company's other debt financing. The revolving line of credit expired on May 1, 2000 and was renewed by the Bank for only ninety days. A failure to extend the bank line of credit beyond August 1, 2000, foreclosure on the Consolidated Company's other debt financing or failure to obtain additional capital may be detrimental to the Consolidated Company and especially to iConcepts and BOTWEB, and may cause iConcepts and BOTWEB to reduce or eliminate their growth and development initiatives. A failure to extend the bank line of credit, foreclosure on the Consolidated Company's other debt financing or failure obtain additional capital may also cause liquidity concerns for the Consolidated Company.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2000 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties, including the risks associated with starting new businesses. Factors that could cause the Consolidated Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

lack of availability/access to capital or sources of supply for appropriate inventory;

lack of availability/access to capital to fund the growth plans for the Consolidated Company's Internet initiatives;

lack of effective performance of third party suppliers with respect to production and distribution of catalogs;

state tax issues relating to the taxation of out of state mail-order companies and out of state Internet companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes; 12 inability to hire and retain sufficient numbers of qualified software developers to develop required software products and Internet sites;

inability to hire sufficient numbers of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;

lack of effective performance of customer service and the Concept Direct's order fulfillment systems;

lack of effective performance of the iConcept's e-commerce infrastructure, retailing sites and the BOTWEB search engine;

inability to increase the level of traffic on BOTWEB.com and the amount of purchases on the Consolidated Company's e-commerce sites;

inability to effectively advertise the Consolidated Company's Internet sites; and

changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the Company's shareholders was held on May 2, 2000.

(b) At such annual meeting, the stockholders of the Company elected Virginia
B. Bayless, Robert L. Burrus, Jr., Michael T. Buoncristiano, Stephen R. Polk, Phillip D. White, Phillip A. Wiland and J. Michael Wolfe as directors for one-year terms. The elections were approved by the following votes:

         Directors                           For               Withheld

        Virginia B. Bayless               4,340,775              420
        Robert L. Burrus, Jr.             4,340,775              420
        Michael T. Buoncristiano          4,340,775              420
        Stephen R. Polk                   4,340,775              420
        Phillip D. White                  4,340,775              420
        Phillip A. Wiland                 4,340,775              420
        J. Michael Wolfe                  4,340,775              420

(c) At such annual meeting, the stockholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 2000. The ratification of Ernst & Young LLP was approved by the following votes:

For                        4,335,485
Against                        5,610
Abstain                          100
Broker Non-Votes                   0


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Documents filed as part of this report:

       Exhibit 27:  Financial Data Schedule

Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

(b) Reports on Form 8-K

There were no reports on Form 8-K for the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CONCEPTS DIRECT, INC.
                                                        (registrant)

            Date:  May 15, 2000                By:  /s/ J. Michael Wolfe
                                                    J. Michael Wolfe
                                                    Chief Executive Officer

            Date:  May 15, 2000                By:  /s/ David H. Haddon
                                                    David H. Haddon
                                                    Chief Financial and
                                                    Accounting Officer