Form 10-Q
period 2000-06-30
CONCEPTS DIRECT INC
filed 2000-08-14
CIK 891035

FORM 10-Q

               SECURITIES & EXCHANGE COMMISSION

                      Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

Yes   X   No

As of July 10, 2000, 5,013,448 shares of Common Stock, $.10 par value, were outstanding.


                        CONCEPTS DIRECT, INC.

                              FORM 10-Q

                                 INDEX


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	                              PAGE NO.

Balance Sheets as of June 30, 2000 and
   December 31, 1999	                                                3

Statements of Operations for the three and six months ended
   June 30, 2000 and June 30, 1999 	                                 4

Statements of Cash Flows for the six months ended
   June 30, 2000 and June 30, 1999                                   5

Notes to Financial Statements                                      6-8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  9-15

PART II.  OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K                            16


CONCEPTS DIRECT, INC.
Balance Sheets
                                                    June 30,     December 31,
                                                      2000            1999
ASSETS                                             (Unaudited)
Current assets
   Cash and cash equivalents                    $         0       $ 1,230,900
   Accounts receivable, less allowances             266,577           640,531
   Deferred advertising costs                     3,369,131         2,114,902
   Inventories, less allowances                   5,941,038         5,220,566
   Prepaid expenses and other                       511,491           473,291
      Total current assets                       10,088,237         9,680,190

Property and equipment, net                      11,879,729        12,484,016

Capitalized software costs, net                   2,328,612         2,238,839

Trademark and other intangible assets, net        1,203,216         1,240,615

Other assets                                        433,682           549,193

      TOTAL ASSETS                              $25,933,476       $26,192,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $  6,385,153      $ 4,614,129
   Current maturities of debt and capital lease
      obligations                                    638,377        1,503,399
   Line of credit                                  3,000,000                0
   Accrued employee compensation                     668,061          590,437
   Customer liabilities	                             427,396          779,053
      Total current liabilities                   11,118,987        7,487,018

Debt and capital lease obligations                 4,531,009        4,817,585

Commitments and contingencies

Stockholders' equity
   Common Stock, $.10 par value, authorized
      7,500,000 shares, issued and outstanding
      5,013,448 and 4,985,618 shares in 2000 and
      1999, respectively                             501,345          498,562
   Additional paid-in capital                     14,394,794       14,397,577
   Retained deficit                               (4,612,659)      (1,007,889)

      Total stockholders' equity                  10,2,3,480       13,888,250

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $25,933,476      $26,192,853

See notes to financial statements.


CONCEPTS DIRECT, INC.
Statements of Operations
(Unaudited)


                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                               2000        1999        2000           1999

Net sales                  $11,178,766  $11,067,694  $23,984,394  $23,613,453

Operating costs and
   expenses:
   Cost of product and
      delivery               7,498,795    6,941,089   15,717,310   14,526,536
   Selling, general and
      administrative         5,388,632    5,163,383   11,658,519   10,728,277
Total operating costs and
   expenses                 12,887,427   12,104,472   27,375,829   25,254,813

Operating loss              (1,708,661)  (1,036,778)  (3,391,435)  (1,641,360)

Other expense, net            (141,263)     (73,475)    (213,335)    (142,987)

Loss before income taxes    (1,849,924)  (1,110,253)  (3,604,770)  (1,784,347)

Benefit for income taxes             0     (373,902)           0     (603,013)

Net loss                   $(1,849,924)   $(736,351) $(3,604,770) $(1,181,334)

Basic and diluted loss per
   share                        $(0.37)      $(0.15)      $(0.72)      $(0.24)

Weighted average number of
   common shares             4,997,546    4,976,619    4,991,582    4,972,619


See notes to financial statements.

CONCEPTS DIRECT, INC.
Statements of Cash Flows
(Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                         2000         1999
OPERATING ACTIVITIES
Net loss                                             $(3,604,770) $(1,181,334)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Provision (credit) for losses on accounts
         receivable                                     (54,152)        8,131
      Provision (credit) for losses in inventory values(266,955)      735,684
      Depreciation                                    1,168,784       539,696
      Amortization                                       56,697             0
      Current and deferred income taxes                       0      (603,013)
      Gain on disposal of property and equipment         (6,051)            0
      Gain on disposal of other assets                  (42,751)            0
      Changes in operating assets and liabilities:
      Accounts receivable                               428,106        59,370
      Deferred advertising costs                     (1,254,229)    1,729,257
      Inventories                                      (453,517)      905,411
      Prepaid expenses and other                        (38,200)     (132,902)
      Accounts payable                                1,771,024    (2,248,255)
      Accrued employee compensation                      77,624       287,685
      Customer liabilities                             (351,657)      181,453
      Interest payable                                        0       (29,348)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (2,570,047)      251,835
INVESTING ACTIVITIES
   Capital expenditures                                (655,437)   (1,778,806)
   Acquisition of assets                                      0    (1,916,644)
   Sales of property and equipment                        7,218             0
   Sales of other assets                                 74,995             0
   Other investing activities, net                       63,969        29,569
NET CASH USED IN INVESTING ACTIVITIES                  (509,255)   (3,665,881)
FINANCING ACTIVITIES
   Advances on revolving line of credit               4,750,000             0
   Repayments on revolving line of credit            (1,750,000)            0
   Principal payments on debt and lease obligations  (1,151,598)   (1,124,604)
   Issuance of debt obligations                               0       901,726
   Exercise of common stock options                           0        47,993
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   1,848,402      (174,885)

DECREASE IN CASH AND CASH EQUIVALENTS                (1,230,900)   (3,588,931)

Cash and cash equivalents at beginning of year        1,230,900     4,070,369

Cash and cash equivalents at end of period                   $0      $481,438


See notes to financial statements.


CONCEPTS DIRECT, INC.
Notes to Financial Statements
(Unaudited)

Note 1 - Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 2 - Segment Disclosure

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

iConcepts
iConcepts will operate as a business incubator, conceptualizing and developing new Internet businesses. iConcepts will also provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts will include site hosting and development, online order processing and database management. iConcepts currently has four live sites, iGift.com, NewBargains.com YourCountryStore.com and TheBearHouse.com.

BOTWEB
BOTWEB is a portal whose primary target customers are female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB has classified Best Of The WEB, BOTWEB offers a variety of free services, including email, driving directions and maps, news, weather and sports.

As a result of the reorganization discussed above, the Company adopted
Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information"" (Statement No. 131).
The Company evaluates the performance of its business segments based on operating profit (loss). As required by Statement No. 131, the Company has presented the segment information as of and for the periods ended June 30, 1999 as if this reorganization had occurred at January 1, 1999.

Pertinent financial data by operating segment are as follows (in thousands):

Six Months Ended June 30, 2000
                                                         Concepts Direct     iConcepts     BOTWEB     Eliminations           Total

Net Sales to Third Parties                                    $23,585           $335         $64             $0             $23,984
Net Sales to Related Parties                                       45(1)       1,068(2)       28 (3)     (1,141)                  0
Total Net Sales	                                               23,630          1,403          92         (1,141)             23,984

Cost of product and delivery from Third Parties	               13,321          1,522         874              0              15,717
Cost of product and delivery from Related Parties                 559             44         480         (1,083)                  0
   Total cost of product and delivery                          13,880          1,566       1,354         (1,083)             15,717

Selling, general and administrative from Third Parties          9,177          1,200       1,282              0              11,659
Selling, general and administrative from Related Parties           18             10          30            (58)                  0
   Total selling, general and administrative                    9,195          1,210       1,312            (58)             11,659

Total Expenses                                                 23,075          2,776       2,666         (1,141)             27,376

Operating income (loss)                                           555         (1,373)     (2,574)             0              (3,392)

Other expense                                                    (205)            (8)          0              0                (213)

Income (loss) before income taxes                                $350        $(1,381)    $(2,574)            $0             $(3,605)

Identifiable assets                                           $28,984         $5,217        $550        $(9,118)            $25,633


Six Months Ended June 30, 1999
                                                         Concepts Direct     iConcepts     BOTWEB     Eliminations           Total

Net Sales to Third Parties                                    $23,614             $0          $0             $0             $23,614
Net Sales to Related Parties                                        0(1)         535(2)        0 (3)       (535)                  0
Total Net Sales	                                               23,614            535           0           (535)             23,614

Cost of product and delivery from Third Parties	               14,361            150          16              0              14,527
Cost of product and delivery from Related Parties                 326              0                       (326)                  0
   Total cost of product and delivery                          14,687            150          16           (326)             14,527

Selling, general and administrative from Third Parties          9,802            897          29              0              10,728
Selling, general and administrative from Related Parties          209              0           0           (209)                  0
   Total selling, general and administrative                   10,011            897          29           (209)             10,728

Total Expenses                                                 24,698          1,047          45           (535)             25,255

Operating income (loss)                                        (1,084)          (512)        (45)             0              (1,641)

Other expense                                                    (143)            (0)          0              0                (143)

Income (loss) before income taxes                             $(1,227)         $(512)       $(45)            $0             $(1,784)

Identifiable assets                                           $25,868         $2,637         $99             $0             $25,633


Three Months Ended June 30, 2000
                                                         Concepts Direct     iConcepts     BOTWEB     Eliminations           Total

Net Sales to Third Parties                                    $10,886           $292          $0             $0             $11,178
Net Sales to Related Parties                                       30(1)         566(2)        0 (3)       (596)                  0
Total Net Sales	                                               10,916            858           0           (596)             11,178

Cost of product and delivery from Third Parties	                6,187            865         446              0               7,498
Cost of product and delivery from Related Parties                 286             33         268           (587)                  0
   Total cost of product and delivery                           6,473            898         714           (587)              7,498

Selling, general and administrative from Third Parties          4,545            694         150              0               5,389
Selling, general and administrative from Related Parties           (3)            (1)         13             (9)                  0
   Total selling, general and administrative                    4,542            693         163             (9)              5,389

Total Expenses                                                 11,015          1,591         877           (596)             12,887

Operating income (loss)                                           (99)          (733)       (877)             0              (1,709)

Other expense                                                    (137)            (4)          0              0                (141)

Income (loss) before income taxes                               $(236)         $(737)      $(877)            $0             $(1,850)

Identifiable assets                                           $28,984         $5,217        $550        $(9,118)            $25,633


Three Months Ended June 30, 1999
                                                         Concepts Direct     iConcepts     BOTWEB     Eliminations           Total

Net Sales to Third Parties                                    $11,068             $0          $0             $0             $11,068
Net Sales to Related Parties                                        0(1)         329(2)        0 (3)       (329)                  0
Total Net Sales	                                               11,068            329           0           (329)             11,068

Cost of product and delivery from Third Parties	                6,888             40          14              0               6,942
Cost of product and delivery from Related Parties                 217              0           0           (217)                  0
   Total cost of product and delivery                           7,105             40          14           (217)              6,942

Selling, general and administrative from Third Parties          4,712            428          23              0               5,163
Selling, general and administrative from Related Parties          112              0           0           (112)                  0
   Total selling, general and administrative                    4,824            428          23           (112)              5,163

Total Expenses                                                 11,929            468          37           (329)             12,105

Operating income (loss)                                          (861)          (139)        (37)             0              (1,037)

Other expense                                                     (73)            (0)          0              0                 (73)

Income (loss) before income taxes                               $(934)         $(139)       $(37)            $0             $(1,110)

Identifiable assets                                           $25,868         $2,637         $99             $0             $28,604

(1) Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges.
(2) Represents Internet site development, production and maintenance charges.
(3)  Represents BOTWEB directory advertising charges.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Business Segments
We manage our operations in a manner that requires disclosures of three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment ("iConcepts") and the BOTWEB segment ("BOTWEB"). Concepts Direct includes our catalog business including the five catalog titles as well as the Internet sites associated with those catalog titles. iConcepts includes the non-catalog Internet retailing sites, site hosting operations, site development operations and database management operations. BOTWEB includes the BOTWEB.com Internet portal and its related operations. When we use the term "the Consolidated Company," we refer to all of the segments combined.

General
During the second quarter of 2000, the Consolidated Company remained in the process of transition from a catalog company selling personalized paper products and gift and merchandise items to three companies, including one company housing Internet site hosting and development capabilities and one company developing its own Internet portal.

During early 1999, we focused on growing our four catalog titles rapidly to a level at which each could become self-sustaining. This strategy required significant levels of prospecting. During the second half of 1999 and the first half of 2000, we concentrated on making these four catalog titles, plus a fifth title acquired during 1999, into catalogs generating positive
contributions to Concept Directs' profitability.   We consider a catalog
title's contribution to be revenue from the catalog minus advertising expenses and certain product, delivery and catalog related general and administrative expenses which management believes would be eliminated if the catalog title were discontinued.

Also, throughout 1999 and the first half of 2000, we engaged in significant development efforts with respect to Internet initiatives with attendant significant costs. Additional employees, equipment and services were added to accommodate these new initiatives. In early 2000, we moved certain of our Internet assets and activities to two subsidiary corporations to provide the best opportunity for our internal team and investors to focus on and understand our Internet strategy and benefit from assets that have been created to support our Internet initiatives. One subsidiary, iConcepts, provides technology support to Concepts Direct, BOTWEB and, at an appropriate time, may provide this service to third parties. Other services and development directions of iConcepts include Internet site hosting and development, online order processing, and database management. The other subsidiary, BOTWEB, operates the Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. Concepts Direct focuses on obtaining profitable results for the catalog business and the related Internet sites associated with the catalog titles.

Net Sales

Consolidated.
Net sales in the second quarter of 2000 increased
$0.1 million, or 1%, to $11.2 million from $11.1 million during the same period in 1999. For the six-month period ended June 30, 2000, net sales increased $0.4 million or 2% to $24.0 million compared to $23.6 million in the same period of 1999.

By Segment.
All of the net sales in 1999 and substantially all of the net sales in 2000 occurred in the Concepts Direct segment.

iConcepts operated four Internet retail sites during the first six months of 2000, which collectively realized net sales of $335,000 during the first six months of 2000, $292,000 of which occurred in the second quarter of 2000. Most of these sales were through the NewBargains.com site, which the Consolidated Company uses to liquidate excess inventory. Intercompany sales to Concepts Direct and BOTWEB of $566,000 during the second quarter of 2000 and $1,068,000 for the six months ended June 30, 2000 related to the development and maintenance of various web sites and related operating software.

BOTWEB earned $64,000 of net sales from outside third parties and $28,000 from Concepts Direct and iConcepts in the first quarter of 2000 for space advertising in the published BOTWEB directory. No additional revenue was earned in the second quarter of 2000.

Cost of Product and Delivery and Gross Profit
Consolidated.
Cost of product and delivery as a percentage of sales was 67% in the second quarter of 2000 compared to 63% in the second quarter of 1999. Gross profit as a percentage of net sales was 33% in the second quarter of 2000, compared to 37% in the second quarter of 1999.

Cost of product and delivery as a percentage of sales was 66% for the six months ended June 30, 2000 compared to 62% for the same period in 1999. Gross profit as a percentage of new sales was 34% during the first six months of 2000 compared to 38% in the same period of 1999.

By Segment.
Concepts Direct's gross margin increased to 41% in the second quarter of 2000 from 36% in the same period of 1999 and increased to 41% during the first six months of 2000 compared to 38% for the same period of 1999. These increases arose because of the increased sale of higher margin paper products in 2000 compared to the same period in 1999. During the second quarter of 2000 and the first six months of 2000, sales of paper products accounted for 45% of product sales compared to 40% in the second quarter of 1999 and 39% for the first six months of 1999. Also, in the first six months of 1999, approximately 5% of the total Concepts Direct cost of product and delivery was attributable to provisions for losses in inventory values, compared to negative 2% in the same period of 2000.

iConcepts' product and delivery costs of $898,000 in the second quarter of 2000 and $40,000 in the same period of 1999 included certain hardware, software, labor and other expenses directed at providing technological support to Concepts Direct and BOTWEB and developing Internet business opportunities. For the six month period ended June 30, 2000, the product and delivery costs were $1,566,000 compared to $150,000 for the same period in 1999. The cost increase during 2000 occurred due to the commitment of additional resources, particularly employees and contract laborers, to the support of this new business.

BOTWEB's product and delivery costs were approximately $714,000 in the second quarter of 2000, compared to $14,000 in the same period of 1999. For the first six months of 2000, such costs were $1,354,000 compared to $16,000
in the same period of 1999.   Such costs were directed at the BOTWEB.com
site, and included programming and site review expenses. The cost increase in 2000 occurred primarily because of increased staffing.

Selling, General and Administrative Expense
Consolidated.
Selling, general and administrative costs as a percentage of sales were 48% in the second quarter of 2000 compared to 47% in the same period in 1999. Such costs were 49% of sales for the first six months of 2000 compared to 45% during the same period of 1999. The increase in 2000 occurred primarily because of the expenditure of approximately $1.0 million for advertising BOTWEB.com. By Segment. Concepts Direct selling, general and administrative expenses represented 42% of net sales in the second quarter of 2000 and 44% in the second quarter of 1999. During the first six months of 2000, selling general and administrative expenses represented 39% of net sales compared to 42% during the same period of 1999. The decrease is primarily attributable to a reduction in prospect marketing in the first half of 2000 compared to the same period in 1999. Prospect marketing generally has significantly higher advertising costs as a percentage of sales than marketing to existing customers.

iConcepts selling, general and administrative expenses were $693,000 in the second quarter of 2000, compared to $428,000 for the same period in 1999 and $1,210,000 in the first six months of 2000 compared to $897,000 during the same period of 1999. The primary components of these costs are salaries incurred to support administrative and marketing efforts.

BOTWEB selling, general and administrative expenses were $163,000 in the second quarter of 2000, compared to $23,000 in the same period of 1999 and $1,312,000 in the first six months of 2000 compared to $29,000 during the first six months of 1999. Approximately $1.0 million in advertising costs were incurred in the first quarter of 2000 to determine consumer reaction to BOTWEB banner advertisements and to the printed BOTWEB directory.

Other Expense
Consolidated.
Other income (expense), consisting primarily of interest expense, interest income and vendor payment discounts, was an expense of $141,000 for the
second quarter of 2000 and $73,000 in the same period of 1999.   Other
income (expense) was an expense of $213,000 during the first six months of 2000 compared to an expense of $143,000 during the same period of 1999.

By Segment.
iConcepts incurred $4,000 of interest expense during the second quarter of 2000 and $8,000 of interest expense during the first six months of 2000. The remaining other income (expense) is attributable to Concepts Direct

Income taxes
The Consolidated Company had no provision for income taxes in either the second quarter or the first six months of 2000. The Consolidated Company had an income tax benefit of $374,000 in the first quarter of 1999 and an income tax benefit of $603,000 during the first six months of 1999. Management anticipates the income tax rate in 2000 will be approximately 0%, principally because of anticipated losses in iConcepts and BOTWEB, which will increase the net operating loss carryforward available but not expected to be utilized in the near term. Accordingly, the related deferred income tax asset is fully reserved.

Outlook
During the remainder of 2000, Concepts Direct will continue to operate its catalog business and the Internet sites associated with its catalogs focused on providing strong profitability with modest growth in sales. In addition, as part of a strategic shift aimed at reducing expenses associated with the Internet business, Concepts Direct will operate the new Internet retail sites developed by iConcepts, including NewBargains.com. Also, the Company has signed a letter of intent with Creative Associates to create and operate under an exclusive licensing arrangement SnoopyStore.com that should be operational later this year. A major objective of Concepts Direct will be to produce improved catalog contribution and performance and continue certain controls such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings are consistent at levels management believes are appropriate to support development costs. During 2000, Concepts Direct does plan to extend its microniche marketing program and to test narrowly niched catalogs under its existing brands.

As a result of the strategic shifts mentioned above, iConcepts will be strictly a technology services business, owning software supporting the Concepts Direct operations. However, for the present, it will be without sufficient capital to expand it operations and pursue other opportunities.

Also to curtail expenses, BOTWEB will discontinue the beta version of BOTWEB.com, our portal site, and pursue development at a greatly reduced pace. For the present, it will be without sufficient capital to expand its operations and pursue other opportunities.

Management anticipates losses for the Consolidated Company for the year, primarily because of anticipated losses of iConcepts and BOTWEB. The operating losses in the second half should be lessened since BOTWEB's and iConcepts' expenditure levels have already been cut dramatically and will be
reduced further.   However, the curtailment of activity for these businesses
may require accounting adjustments later in the year.

LIQUIDITY AND CAPITAL RESOURCES
The Consolidated Company had no cash or cash equivalents at June 30, 2000. Also, as of June 30, 2000, the Consolidated Company was not in compliance with certain financial covenants associated with the revolving line of credit and the majority of the Consolidated Company's other debt financing. The Bank has waived the covenant non-compliance and renewed the revolving line of credit, which had previously been extended to July 31, 2000, until September 29, 2000.

Management believes the Consolidated Company will have access to funds necessary to meet the operating capital requirements of Concepts Direct for the current year. Management anticipates such funds to come from results of operations, continued operational planning, existing lines of credit and leveraging the Consolidated Company's significant real estate assets. Further, management expects such funds to be available before September 29, 2000 when the line of credit is due and in sufficient time to make necessary payments to vendors for inventory and seasonal catalog mailings.

Although expenditures at iConcepts and BOTWEB have been cut and will be reduced further, iConcepts and BOTWEB will still require some additional cash resources. However, management believes that the additional cuts will significantly stem the Consolidated Company's cash expenditures on the subsidiaries and that the resources needed will be available from Concepts Direct cash flow from operations and real estate leverage.

There can be no assurance that the Consolidated Company will be able to negotiate a further extension of the bank revolving line of credit, secure additional capital to meet its needs or secure such capital on terms favorable to the Consolidated Company. A failure to extend the Bank line of credit beyond September 29, 2000, acceleration of the Consolidated Company's other debt financing or failure to obtain additional capital may cause liquidity concerns for the Consolidated Company and have a material adverse effect on the operations of the Consolidated Company.

Cash and cash equivalents decreased by $1,231,000 in the first six months of 2000 and decreased by $3,589,000 in the same period of 1999. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

Significant operating activities that affected cash and cash equivalents in the first six months of 2000 and 1999 included:

* Net losses of the Consolidated Company of $3,605,000 and $1,181,000 negatively affected cash and cash equivalents in the first quarters of 2000 and 1999, respectively.
* The provision for losses in inventory values of $736,000 in 1999 was a non-cash expense that reduced the negative effect on cash and cash equivalents caused by the net loss in 1999. During 2000, the negative provision for losses in inventory values of $267,000 increased the negative effect on cash and cash equivalents caused by the net loss in 2000. The significant provision for losses in inventory values recorded in 1999 did not recur in 2000 and is not anticipated to recur at the levels incurred during the balance of 2000. The reduction of this expense item is attributable primarily to a change in the fourth quarter 1999 of the Consolidated Company's estimates concerning appropriate reserves to state inventory values at the lower of cost or market. During the fourth quarter of 1999, the Consolidated Company recorded an increase to the inventory obsolescence reserve of approximately $2.2 million.
* Recorded depreciation and amortization of $1,226,000 and $540,000 in the first six months of 2000 and 1999, respectively, were non-cash expenses that reduced the negative effect on cash and cash equivalents caused by the net losses in the first quarters of 2000 and 1999.
* Deferred advertising costs increased by $1,254,000 in the first six months of 2000 and decreased in the same period of 1999 by $1,729,000. These fluctuations primarily related to the timing of distribution of Concepts Direct's catalogs.
* Inventories increased $454,000 in the first six months of 2000 and decreased by $905,000 in the first six months of 1999. The 2000 increase primarily related to the timing of purchases of additional paper product inventory. The 1999 decrease related to the timing of purchases of both paper and gift and decorative merchandise.
* Accounts payable increased by $1,771,000 in the same period of 2000 and decreased by $2,248,000 in the first quarter of 1999. The increase in 2000 primarily related to the delaying of payments to certain vendors in the second quarter of 2000. The 1999 decrease primarily related to the payment in the first quarter of 1999 of advertising and inventory costs incurred in the fourth quarter of 1998.

Significant items of investment of cash during the periods included capital expenditures of $655,000 and $1,779,000 in the first six months of 2000 and 1999, respectively. The capital expenditures related primarily to purchases and development of software and the acquisition of assets relative to development of e-commerce infrastructure and Internet sites.

Significant items of financing included borrowings of $4,750,000 against the Consolidated Company's revolving line of credit in the first six months of 2000 and repayments of $1,750,000 against such borrowings during the same period. Payments of $1,152,000 and $1,125,000 were made against other credit facilities in the first six months of 2000 and 1999, respectively.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2000 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties, including the risks associated with starting new businesses. Factors that could cause the Consolidated Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* changes in postal rates or the cost of paper;
* changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that Concepts Direct offers in its catalogs;
* changes in Concepts Direct's merchandise product mix or changes in Concepts Direct's customer response to advertising offers;
* competitive factors including name recognition, the relative newness to the mail-order catalog business of several of Concepts Direct's catalogs and the Consolidated Company's limited e-commerce operating history;
* lack of availability/access to capital or sources of supply for appropriate inventory;
* lack of availability/access to capital to fund the growth plans for the Consolidated Company's Internet initiatives;
* lack of effective performance of third party suppliers with respect to production and distribution of catalogs;
* issues related to management's transitions at the Consolidated Company;
* state tax issues relating to the taxation of out of state mail-order companies and out of state Internet companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;
* inability to hire and retain sufficient numbers of qualified software developers to develop required software products and Internet sites;
* inability to hire sufficient numbers of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;
* lack of effective performance of customer service and the Concept Direct's order fulfillment systems;
* lack of effective performance of the iConcept's e-commerce infrastructure, retailing sites and the BOTWEB search engine;
* inability to increase the level of traffic on BOTWEB.com and the amount of purchases on the Consolidated Company's e-commerce sites;
* inability to effectively advertise the Consolidated Company's Internet sites; and * changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Documents filed as part of this report:

     Exhibit 27:  Financial Data Schedule

Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

(b) Reports on Form 8-K

There were no reports on Form 8-K for the fiscal quarter ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTS DIRECT, INC.
(registrant)

Date:  August 14, 2000	By:
/s/ J. Michael Wolfe
J. Michael Wolfe
Chief Executive Officer

Date:  August 14, 2000	By:
/s/ David H. Haddon
David H. Haddon
Chief Financial and Accounting Officer