Form 10-Q
period 2000-09-30
CONCEPTS DIRECT INC
filed 2000-11-15
CIK 891035

FORM 10-Q

                     SECURITIES & EXCHANGE COMMISSION

                         Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000

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

Yes   X    No

As of November 10, 2000, 5,013,448 shares of Common Stock, $.10 par value, were outstanding.


                           CONCEPTS DIRECT, INC.

                                 FORM 10-Q

                                  INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:                                     PAGE NO.

          Balance Sheets as of September 30, 2000 and
          December 31, 1999                                             3

          Statements of Operations for the three and nine months ended
          September 30, 2000 and 1999                                   4

          Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999                                   5

          Notes to Financial Statements                                6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-15

PART II.  OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K                             16




                            CONCEPTS DIRECT, INC.
                               Balance Sheets
                                              September 30,    December 31,
                                                  2000             1999
ASSETS											(Unaudited)
Current assets
    Cash and cash equivalents                   $        -      $1,231,000
    Accounts receivable, less allowances           629,000         641,000
    Deferred advertising costs                   4,811,000       2,115,000
    Inventories, less allowances                 5,545,000       5,221,000
    Prepaid expenses and other                     389,000         473,000
       Total current assets                     11,374,000       9,681,000

Property and equipment, net                     10,706,000      11,844,000

Capitalized software costs, net                  2,096,000       2,239,000

Trademark and other intangible assets, net       1,158,000       1,241,000

Net long-term assets of discontinued operations          -         640,000

Other assets                                       431,000         549,000

       TOTAL ASSETS                            $25,765,000     $26,194,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                            $6,964,000      $4,506,000
    Current maturities of debt and
       capital lease obligations                 1,663,000       1,503,000
    Line of credit                               3,000,000               -
    Accrued employee compensation                  813,000         583,000
    Customer liabilities                         1,509,000         779,000
    Net current liabilities of discontinued
       operations                                   37,000         116,000
       Total current liabilities                13,986,000       7,487,000

Debt and capital lease obligations               4,333,000       4,818,000

Commitments and contingencies

Stockckholders' equity
    Common stock, $.10 par value, authorized
       7,500,000 shares, issued and outstanding
       5,013,448 and 4,985,618 share in 2000
       and 1999 respectively                       501,000         499,000

    Additional paid-in capital                  14,396,000      14,398,000
    Accumulated deficit                         (7,451,000)     (1,008,000)

       Total stockholders' equity                7,446,000      13,889,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $25,765,000     $26,194,000

See notes to financial statements.




                            CONCEPTS DIRECT, INC.
                           Statements of Operations
                                 (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   2000        1999       2000         1999

Net sales                      $11,391,000 $11,252,000 $35,311,000 $34,866,000

Operating costs and expenses:
Cost of product and delivery     6,907,000   7,145,000  21,750,000  21,656,000
Selling, general and
     administrative              5,943,000   4,926,000  16,320,000  15,625,000
Restructuring costs                417,000           -     417,000           -

   Total operating costs and
      expenses                  13,267,000  12,071,000  38,487,000  37,281,000

Operating loss from continuing
   operations                   (1,876,000)   (819,000) (3,176,000) (2,415,000)

Other expense, net                (286,000)   (123,000)   (499,000)   (266,000)

Loss from continuing operations
    before income taxes         (2,162,000)   (942,000) (3,675,000) (2,681,000)

Benefit for income taxes                 -     320,000           -     908,000

Loss from continuing operations (2,162,000)   (622,000) (3,675,000) (1,773,000)

Loss from discontinued operations:
    Operating loss                (243,000)   (114,000) (2,335,000)   (144,000)
    Loss on discontinuance        (433,000)          -    (433,000)          -
Total loss from discontinued
    operations                    (676,000)   (114,000) (2,768,000)   (144,000)

Net loss                       $(2,838,000)  $(736,000)$(6,443,000)$(1,917,000)

Basic and diluted loss per share
     Continuing operations          $(0.43)     $(0.13)     $(0.74)     $(0.36)
     Discontinued operations         (0.14)      (0.02)      (0.55)      (0.03)

         Net loss                   $(0.57)     $(0.15)     $(1.29)     $(0.39)


Weighted average number of
     common shares               5,013,448   4,977,952   4,998,871   4,972,619





See notes to financial statements.




                              CONCEPTS DIRECT, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                    2000             1999
OPERATING ACTIVITIES
    Loss from continuing operations             $(3,675,000)    $(1,773,000)
    Adjustments to reconcile net loss
      from continuing operations to
      net cash provided by (used in)\
      continuing operating activities:
        Provision (credit) for losses
            on accounts receivable                  (49,000)         31,000
        Provision (credit) for losses
            in inventory values                    (189,000)        831,000
        Depreciation                              1,444,000         792,000
        Amortization                                387,000         177,000
        Current and deferred income taxes          (733,000)
        Gain on disposal of property and equipment   (6,000)              -
        Loss on disposal of other assets             53,000               -
        Changes in operating assets and liabilities:
             Accounts receivable                     61,000        (220,000)
             Deferred advertising costs          (2,696,000)        200,000
             Inventories                           (135,000)        628,000
             Prepaid expenses and other              84,000         (79,000)
             Accounts payable                     3,546,000        (601,000)
             Accrued employee compensation          230,000         290,000
             Customer liabilities                   730,000         727,000
             Interest payable                             -         (29,000)
      NET CASH PROVIDED BY (USED IN) CONTINUING
             OPERATING ACTIVITIES                  (215,000)        241,000
INVESTING ACTIVITIES
      Capital expenditures                         (659,000)     (2,709,000)
      Acquisition of assets                               -      (1,923,000)
      Sales of property and equipment               200,000               -
      Sales of other assets                          75,000               -
      Other investing activities, net               (29,000)       (182,000)
      NET CASH USED IN CONTINUING
             INVESTING ACTIVITIES                  (413,000)     (4,814,000)
FINANCING ACTIVITIES
      Advances on revolving line of credit        4,750,000               -
      Repayments on revolving line of credit     (1,750,000)              -
      Principal payments on debt and lease
             obligations                         (1,396,000)     (1,580,000)
      Issuance of debt obligations                        -       2,459,000
      Exercise of common stock options                    -          48,000
  NET CASH PROVIDED BY CONTINUING FINANCING
      ACTIVITIES                                  1,604,000         927,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
      FROM CONTINUING OPERATIONS                    976,000      (3,646,000)

NET CASH USED IN DISCONTINUED OPERATIONS         (2,207,000)       (424,000)

      DECREASE IN CASH AND CASH EQUIVALENTS      (1,231,000)     (4,070,000)

Cash and cash equivalents at beginning of year    1,231,000       4,070,000

Cash and cash equivalents at end of period      $         -     $         -



CONCEPTS DIRECT, INC.

                        Notes to Financial Statements
                                (Unaudited)


Note 1 - Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 2 - Discontinued Operations

During the third quarter of 2000, the Company restructured its operations, including the discontinuance of its BOTWEB, Inc. business segment. Specifically, all employees of Botweb, Inc. were terminated, the BOTWEB.com website was shut down and the related software costs were fully written off. Future expenses related to completing the dissolution of BOTWEB, Inc. are expected to be minimal.

Operating results of the discontinued operations were as follows:


                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                 2000        1999        2000         1999

Net sales                     $       -   $       -    $    64,000  $       -

Loss before income taxes       (676,000)   (173,000)    (2,768,000)  (218,000)

Benefit for income taxes              -      59,000              -     74,000

Net loss                      $(676,000)  $(114,000)   $(2,768,000) $(144,000)


Following is a summary of the net assets and liabilities of BOTWEB, Inc.:
                                          September 30,        December 31,
                                              2000                1999

Net long-term assets:
   Property and equipment, net            $         -        $     640,000

Net current liabilities:
   Accounts receivable, less allowances   $    31,000        $           -
   Accounts payable                           (62,000)            (109,000)
   Accrued employee compensation               (6,000)              (7,000)

Total net current liabilities             $   (37,000)       $    (116,000)

Note 3 - Restructuring Costs

During the third quarter of 2000, the Company restructured its business, including a decision to significantly reduce the on-going activities of its iConcepts business segment. In connection with this restructuring, management determined that certain capitalized software and website development costs associated with the operations of the iConcepts business segment were significantly impaired. Accordingly, the carrying value of such assets were fully written off in the third quarter of 2000, with associated charges to restructuring costs.

Note 4 - Segment Disclosure

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

Concepts Direct
Concepts Direct markets various products directly to individual consumers, including personalized paper products, gift items, home decorative items and other merchandise under several catalog titles and Internet sites associated
with the catalog titles.   Concepts Direct will also provide back office
functions for all segments such as warehousing, distribution, fulfillment, order entry, inventory procurement, accounting and human resources.
Concepts Direct also operates the inventory liquidation website, NewBargains.com.

iConcepts
iConcepts was set up as a business incubator, conceptualizing and developing new Internet businesses. iConcepts also planned to provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts will include site hosting and development, online order processing and database management. As discussed more fully in footnote 3, the operations of iConcepts business segment have been significantly curtailed. The primary focus of iConcepts is now to support the operations of Concepts Direct.

BOTWEB
BOTWEB was a portal whose primary target customers are female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB has classified Best Of The WEB, BOTWEB offers a variety of free services, including email, driving directions and maps, news, weather and sports. As discussed more fully in footnote 2, the operations of the BOTWEB business segment are classified as a discontinued operation of the Consolidated Company.

As a result of the reorganization discussed above, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). The Company evaluates the performance of its business segments based on operating profit (loss). As required by Statement No. 131, the Company has presented the segment information as of and for the periods ended September 30, 2000 and 1999 as if this reorganization had occurred at January 1, 1999.

Pertinent financial data by operating segment are as follows (in thousands):
                                                                                                 Discontinued
Nine Months Ended September 30, 2000                   Concepts Direct  iConcepts    BOTWEB     Operations    Eliminations    Total
Net Sales to Third Parties                             $    34,698      $    613    $    64     $    (64)     $      -      $35,311
Net Sales to Related Parties                                   112    (1)  1,450  (2)    28   (3)      -        (1,590)           -
    Total Net Sales                                         34,810         2,063         92          (64)       (1,590)      35,311

Cost of product and delivery from Third Parties             19,517         2,233      1,044       (1,044)            -       21,750
Cost of product and delivery from Related Parties              863           116        543            -        (1,522)           -
                                                            20,380         2,349      1,587       (1,044)       (1,522)      21,750

Selling, general and administrative from Third Parties      14,543         1,777      1,355       (1,355)            -       16,320
Selling, general and administrative from Related Parties        18            10         40            -           (68)           -
                                                            14,561         1,787      1,395       (1,355)          (68)      16,320

Restructuring Costs                                              -           417          -            -             -          417
Loss on discontinuance of business segment                       -             -        433         (433)            -            -

    Total Expenses                                          34,941         4,553      2,982       (2,399)       (1,590)      38,487

Operating income (loss)                                       (131)       (2,490)    (2,890)       2,335             -       (3,176)

Other expense                                                 (392)         (107)         -            -             -         (499)

Income (loss) before income taxes                             (523)     $ (2,597)   $(2,890)    $  2,335      $      -      $(3,675)

Identifiable assets                                         31,388      $  4,385    $    31     $    (31)     $(10,008)     $25,765

                                                                                               Discontinued
Nine Months Ended September 30, 1999                   Concepts Direct  iConcepts    BOTWEB    Operations    Eliminations    Total

Net Sales to Third Parties                             $    34,866      $      -    $     -     $      -      $      -      $34,866
Net Sales to Related Parties                                     -    (1)    898  (2)     -   (3)      -          (898)           -
    Total Net Sales                                         34,866           898          -            -          (898)      34,866

Cost of product and delivery from Third Parties             21,318           338         79          (79)            -       21,656
Cost of product and delivery from Related Parties              586             -          -            -          (586)           -
                                                            21,904           338         79          (79)         (586)      21,656

Selling, general and administrative from Third Parties      14,255         1,370        139         (139)            -       15,625
Selling, general and administrative from Related Parties       312             -          -            -          (312)           -
                                                            14,567         1,370        139         (139)         (312)      15,625

     Total Expenses                                         36,471         1,708        218         (218)         (898)      37,281

Operating loss                                              (1,605)         (810)      (218)         218             -       (2,415)

Other expense                                                 (266)            -          -            -             -         (266)

Loss before income taxes                                    (1,871)     $   (810)   $  (218)    $    218      $      -      $(2,681)

Identifiable assets                                     $   27,578      $  3,178    $   361     $   (361)     $      -      $30,756


                                                                                               Discontinued
Three Months Ended September 30, 2000                  Concepts Direct  iConcepts    BOTWEB    Operations    Eliminations    Total

Net Sales to Third Parties                             $    11,113      $    278    $     -     $      -      $      -      $11,391
Net Sales to Related Parties                                    67    (1)    382   (2)    -   (3)      -          (449)           -
     Total Net Sales                                        11,180           660          -            -          (449)      11,391

Cost of product and delivery from Third Parties              6,196           711        603         (603)            -        6,907
Cost of product and delivery from Related Parties              304            72         63            -          (439)           -
                                                             6,500           783        666         (603)         (439)       6,907

Selling, general and administrative from Third Parties       5,366           577         73          (73)            -        5,943
Selling, general and administrative from Related Parties         -             -         10            -           (10)           -
                                                             5,366           577         83          (73)          (10)       5,943

Restructuring Costs                                              -           417          -            -             -          417
Loss on discontinuance of business segment                       -             -        433         (433)            -            -

     Total Expenses                                         11,866         1,777      1,182       (1,109)         (449)      13,267

Operating income (loss)                                       (686)       (1,117)    (1,182)       1,109             -       (1,876)

Other expense                                                 (187)          (99)         -            -             -         (286)

Income (loss) before income taxes                      $      (873)     $ (1,216)   $(1,182)    $  1,109      $      -      $(2,162)

Identifiable assets                                    $    31,388      $  4,385    $    31     $    (31)     $(10,008)     $25,765

                                                                                               Discontinued
Three Months Ended September 30, 1999                  Concepts Direct  iConcepts    BOTWEB    Operations    Eliminations    Total

Net Sales to Third Parties                             $    11,252      $      -    $     -     $      -      $      -      $11,252
Net Sales to Related Parties                                     -    (1)    363  (2)     -   (3)      -          (363)           -
Total Net Sales                                             11,252           363          -            -          (363)      11,252

Cost of product and delivery from Third Parties              6,957           188         63          (63)            -        7,145
Cost of product and delivery from Related Parties              260             -          -            -          (260)           -
                                                             7,217           188         63          (63)         (260)       7,145

Selling, general and administrative from Third Parties       4,453           473        110         (110)            -        4,926
Selling, general and administrative from Related Parties       103             -          -            -          (103)           -
                                                             4,556           473        110         (110)         (103)       4,926

     Total Expenses                                         11,773           661        173         (173)         (363)      12,071

Operating loss                                                (521)         (298)      (173)         173             -         (819)

Other expense                                                 (123)            -          -            -             -         (123)

Loss before income taxes                               $      (644)     $   (298)   $  (173)    $    173      $      -      $  (942)

Identifiable assets                                    $    27,578      $  3,178    $   361     $   (361)     $      -      $30,756

<F1>
(1) Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges
(2)  Represents Internet site development, production and maintenance charges
(3)  Represents BOTWEB directory advertising charges

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

During the third quarter of 2000, the Consolidated Company remained in transition. During the first six months of the year, we were changing from a catalog company selling personalized paper products and gift and merchandise items to three companies, including one company housing Internet site hosting and development capabilities and one company developing its own Internet portal. During the third quarter, the Company focused on scaling back the operations of its two wholly owned Internet subsidiaries and refocusing on its core direct marketing business. Specifically, the operations of BOTWEB, Inc. have been discontinued and the focus of iConcepts, Inc. has been redirected to supporting the core catalog business and its related websites.

During early 1999, we focused on growing our four catalog titles rapidly to a level at which each could become self-sustaining. This strategy required significant levels of prospecting. During the second half of 1999 and the first nine months of 2000, we concentrated on making these four catalog titles, plus a fifth title acquired during 1999, into catalogs generating
positive contributions to Concept Direct's profitability.   We consider a
catalog title's contribution to be revenue from the catalog minus advertising expenses and certain product, delivery and catalog related general and administrative expenses which management believes would be eliminated if the catalog title were discontinued.

As discussed above, throughout 1999 and the first half of 2000, we engaged in significant development costs with respect to Internet initiatives. Additional employees, equipment and services were added to accommodate these several new initiatives. In early 2000, we moved certain of our Internet assets and activities to two wholly-owned subsidiary corporations to provide the best opportunity for investors to understand our Internet strategy and benefit from assets that have been created to support our Internet initiatives. One subsidiary, iConcepts, Inc., was established to provide technology support to Concepts Direct, Inc., BOTWEB, Inc. and, at an appropriate time, third parties. Other services and development directions of iConcepts, Inc. were planned to include Internet site hosting and development, online order processing, database management and the establishment of new Internet retailing brands. The other subsidiary, BOTWEB, Inc., was to operate the Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. Concepts Direct, Inc. was to focus on obtaining profitable results for the catalog business and the related Internet sites associated with the catalog titles.

During the third quarter of 2000, as a result of greater than anticipated losses in all three companies and lack of available third party capital to support continued expansion of the two Internet companies, we significantly scaled back our planned Internet initiatives, including the discontinuance of BOTWEB, Inc. We undertook a series of events in connection with the scaling back of our Internet initiatives that should result in substantial cash savings including over $2.0 million dollars per year in labor savings and another $1.8 million per year in annualized expenditures to third parties for infrastructure enhancements. In addition, we eliminated all on-going expenditures associated with BOTWEB, Inc. The remaining assets and employees of our iConcepts subsidiary are now fully focused on the support of our catalog and Internet retailing efforts. All of iConcepts' Internet retailing sites have been folded into the parent company, although NewBargains.com is the only site that we are actively marketing at the present time.

During 2000, the trading price of the common stock of Concepts Direct, Inc. has fallen to levels that fail to meet the minimum market value of public float requirements of the Nasdaq National Market stock exchange. Unless the per share price of the common stock rises to levels approximately double recent trading levels, Management anticipates that the listing of the common stock of Concepts Direct, Inc. will be moved to the Nasdaq SmallCap Market sometime in late 2000 or early 2001.

Discontinued Operations

As mentioned above, our BOTWEB subsidiary has been shut down and will be dissolved. Accordingly, for accounting purposes, most of the revenues and costs attributable to the BOTWEB business segment have been classified as discontinued operations. Certain costs allocated to the BOTWEB business segment for segment reporting purposes remain in the calculation of our net losses from continuing operations to conform to accounting principals generally accepted in the United States.

The total loss from discontinued operations for the third quarter of 2000 was $676,000, including one-time restructuring costs classified as a loss on disposal of $433,000, compared to $114,000 for the same period of 1999. For the nine-month period ended September 30, 2000, the total loss from discontinued operations was $2,768,000, including one-time restructuring costs classified as a loss on disposal of $433,000, compared to $144,000 for the same period of 1999.

Management anticipates that on-going expenses to fully dissolve BOTWEB will be nominal.

Business Segments

During the past year, we managed our operations in a manner that required disclosures of three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment ("iConcepts") and the BOTWEB segment ("BOTWEB"). Concepts Direct includes our catalog business including the five catalog titles as well as the Internet sites associated with those catalog titles. iConcepts includes site hosting operations, site development operations and database management operations. Until August, 2000, iConcepts also included the non-catalog Internet retailing sites, which are now included in the operations of Concepts Direct. BOTWEB included the discontinued operations of the BOTWEB.com Internet portal and its related activities. Despite the reorganization during the third quarter of 2000, including the discontinuance of BOTWEB, we will continue to report segment information through December 31, 2000 for comparability purposes. When we use the term "the Consolidated Company," we refer to all of the segments combined.

Net Sales
Consolidated.
Net sales in the third quarter of 2000 increased $0.1 million, or 1%, to $11.4 million from $11.3 million during the same period in 1999. For the nine-month period ended September 30, 2000, net sales increased $0.4 million or 1% to $35.3 million compared to $34.9 million in the same period of 1999.

By Segment.
All of the net sales in 1999 and substantially all of the net sales in 2000 occurred in the Concepts Direct segment.

iConcepts operated four retail sites during the first eight months of 2000, which collectively realized net sales of approximately $600,000 during the first eight months of 2000, approximately $250,000 of which occurred in the third quarter of 2000. Intercompany sales to Concepts Direct and BOTWEB of $382,000 during the third quarter of 2000 and $1,450,000 for the nine months ended September 30, 2000 related to the development and maintenance of various web sites and related operating software.

Cost of Product and Delivery and Gross Profit
Consolidated.
Cost of product and delivery as a percentage of sales was 61% in the third quarter of 2000 compared to 63% in the third quarter of 1999. Gross profit as a percentage of net sales was 39% in the third quarter of 2000 compared to 37% in the third quarter of 1999.

Cost of product and delivery as a percentage of sales was 62% for the nine months ended September 30, 2000 and 1999. Gross profit as a percentage of new sales was 38% during the first nine months of 2000 and 1999.

By Segment.
Concepts Direct's gross margin increased to 42% in the third quarter of 2000 from 36% in the same period of 1999 and increased to 41% during the first nine months of 2000 compared to 37% for the same period of 1999. These increases arose because of the increased sale of high margin paper products in 2000 compared to the same period in 1999. During the third quarter of 2000, sales of paper products accounted for 54% of product sales compared to 45% in the third quarter of 1999. Although paper product sales will account for a smaller percentage of total sales in the fourth quarter of 2000, management anticipates that the trend toward higher levels of paper sales as a percent of total sales compared to the same period of 1999 will continue. Also, in the first nine months of 1999, approximately 4% of the total Concepts Direct cost of product and delivery was attributable to provisions for losses in inventory values, compared to -1% in the same period of 2000.

iConcepts' product and delivery costs of $783,000 in the third quarter of 2000 and $188,000 in the same period of 1999 included certain hardware, software, labor and other expenses directed at providing technological support to Concepts Direct and BOTWEB and developing Internet business opportunities. The third quarter of 2000 also included certain charges for severance pay and other non-recurring costs associated with the downsizing of the iConcepts workforce discussed above. For the nine month period ended September 30, 2000, the product and delivery costs were $2,349,000 compared to $338,000 for the same period in 1999. The cost increase during 2000 occurred due to the commitment of additional resources, particularly employees and contract laborers, to support this new business.

Selling, General and Administrative Expense
Consolidated.
Selling, general and administrative costs as a percentage of sales were 52% in the third quarter of 2000 compared to 44% in the same period in 1999. Such costs were 46% of sales for the first nine months of 2000 compared to 45% during the same period of 1999.

By Segment.
Concepts Direct selling, general and administrative expenses represented 48% of net sales in the third quarter of 2000 and 40% in the third quarter of 1999. During the first nine months of 2000 and 1999, selling general and administrative expenses represented 42% of net sales. The increase in the third quarter is primarily attributable to a measure of softness from our catalog mailings early in the quarter and what appears to be a late start on the fall buying season for several of our September catalogs. While virtually all of our September campaigns have improved during October and early November, these sales came in too late to have a positive impact on our third quarter. iConcepts selling, general and administrative expenses were $577,000 in the third quarter of 2000 compared to $473,000 for the same period in 1999 and $1,787,000 in the first nine months of 2000 compared to $1,370,000 during the same period of 1999. The primary components of these costs are salaries incurred to support administrative and marketing efforts.

Restructuring Costs
One-time, non-cash, restructuring costs of $417,000 were incurred by iConcepts during the third quarter of 2000. These charges related to certain capitalized software and website development costs, the value of which management believes have been impaired as a result of management's plans to significantly scale back the Consolidated Company's Internet initiatives.

Other income (expense)
Consolidated.
Other income (expense) was an expense of $286,000 for the third quarter of
2000 and $123,000 in the same period of 1999.   Other income (expense) was an
expense of $499,000 during the first nine months of 2000 compared to an expense of $266,000 during the same period of 1999. Excluding a $96,000 one-time charge incurred by iConcepts, discussed below, Other income (expense) consists primarily of interest expense, interest income and vendor payment discounts.

By Segment.
iConcepts incurred a one-time charge to expense of $96,000 in the third quarter of 2000 related to writing off an equity investment in a Company with which iConcepts was undertaking a joint venture business development project.

iConcepts also incurred $3,000 of interest expense during the third quarter of 2000 and $11,000 of interest expense during the first nine months of 2000. The remaining other income (expense) is attributable to Concepts Direct

Income taxes
The Consolidated Company had no provision for income taxes in either the third quarter or the first nine months of 2000. The Consolidated Company had an income tax benefit of $320,000 in the third quarter of 1999 and an income tax
benefit of $908,000 during the first nine months of 1999.   Management
anticipates the income tax rate in 2000 will be approximately 0%, principally because of anticipated losses in iConcepts and BOTWEB, which will increase the net operating loss carryforward available but such carryforward is not expected to be utilized in the near term. Accordingly, the related deferred income tax asset is fully reserved.

Outlook
During the remainder of 2000, Concepts Direct will continue to operate its catalog business and the Internet sites associated with its catalogs focused on providing strong profitability with modest growth in sales. In addition, as part of a strategic shift aimed at reducing expenses associated with the Internet business, Concepts Direct will operate the new Internet retail sites developed by iConcepts, including NewBargains.com. A major objective of Concepts Direct will be to produce improved catalog contribution and performance and to continue certain cost control measures such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings and cash flows are consistent with levels that management believes are appropriate to support development costs. During 2000, Concepts Direct plans to extend its microniche marketing program and to test narrowly niched catalogs under its existing brands.

As a result of the strategic shifts mentioned above, iConcepts will be strictly a technology services business, owning software supporting the Concepts Direct operations. Management anticipates that future losses associated with the operation of iConcepts will be greatly reduced from the levels experienced in the first nine months of 2000.

Although management anticipates the fourth quarter of 2000 to be at least modestly profitable, management anticipates losses for the Consolidated Company for the year, primarily because of the incurred and anticipated losses of iConcepts and BOTWEB.

LIQUIDITY AND CAPITAL RESOURCES
The Consolidated Company had no cash or cash equivalents at September 30, 2000.

In early November 2000, the Consolidated Company completed the refinancing of its corporate headquarters and fulfillment center in Longmont, Colorado through the sale of the facility to a real estate investment partnership for $11,000,000. The Consolidated Company will continue to occupy the facility under the terms of a twenty-year lease and will retain a 25% ownership interest in the building as a limited partner in the partnership.

Also in early November 2000, the Consolidated Company entered into a contract to sell approximately 100 acres of undeveloped land adjacent to its facility to a local non-profit organization for approximately $4,000,000. The Consolidated Company will retain ownership of approximately 20 acres of undeveloped land for future expansion or sale. This transaction is scheduled to close prior to the end of the year. Since purchasing the land in 1997, the Company has planned on disposing portions of the property at the appropriate time.

Net proceeds from both sale transactions will be used to retire outstanding debt, fund continuing operations and support planned growth.

Management believes that such funds, and funds generated from on-going operations will be sufficient to operate the business at its current levels and support a reasonable level of growth for Concepts Direct. Such funds will not be sufficient to consider making significant future investments in the operations of iConcepts.

Management anticipates that no funds will be available to the Consolidated Company through debt financing until at least sometime in 2001.

Cash and cash equivalents decreased by $1,231,000 in the first nine months of 2000 and decreased by $4,070,000 in the same period of 1999. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

Significant operating activities that affected cash and cash equivalents in the first nine months of 2000 and 1999 included:

* Net losses from continuing operations of the Consolidated Company of $3,675,000 and $1,773,000 negatively affected cash and cash equivalents in the first nine months of 2000 and 1999, respectively.

* The provision for losses in inventory values of $831,000 in 1999 was a non-cash expense that reduced the negative effect on cash and cash equivalents caused by the net loss in 1999. During 2000, the negative provision for losses in inventory values of $189,000 increased the negative effect on cash and cash equivalents caused by the net loss in 2000. The significant provision for losses in inventory values recorded in 1999 did not recur in 2000 and is not anticipated to recur at the levels incurred during the balance of 2000. The reduction of this expense item is attributable primarily to a change in the fourth quarter 1999 of the Consolidated Company's estimates concerning appropriate reserves to state inventory values at the lower of cost or market. During the fourth quarter of 1999, the Consolidated Company recorded an increase to the inventory obsolescence reserve of approximately $2.2 million.

* Recorded depreciation and amortization of $1,831,000 and $969,000 in the first nine months of 2000 and 1999, respectively, were non-cash expenses that reduced the negative effect on cash and cash equivalents caused by the net losses in the first nine months of 2000 and 1999.

* Deferred advertising costs increased by $2,696,000 in the first nine months of 2000 and decreased in the same period of 1999 by $200,000. These fluctuations primarily related to the timing of distribution of Concepts Direct's catalogs and prepayments made to certain vendors in 2000 to support advertising activities in the fourth quarter of 2000.

* Inventories increased $135,000 in the first nine months of 2000 and decreased by $628,000 in the first nine months of 1999. The 2000 increase primarily related to the timing of purchases of additional paper product inventory. The 1999 decrease related to the timing of purchases of both paper and gift and decorative merchandise.

* Accounts payable increased by $3,546,000 in the first nine months of 2000 and decreased by $601,000 in the same period of 1999. The increase in 2000 primarily related to the delaying of payments to certain vendors in the second and third quarters of 2000. The 1999 decrease primarily related to the payment in the first quarter of 1999 of advertising and inventory costs incurred in the fourth quarter of 1998.

Significant items of investment of cash during the periods included:

* Capital expenditures of $659,000 and $2,709,000 in the first nine months of 2000 and 1999, respectively. The capital expenditures related primarily to purchases and development of software and the acquisition of assets relative to development of e-commerce infrastructure and Internet sites.

* The acquisition of the assets of the Music Stand catalog in 1999 for $1,923,000.

* Significant items of financing included borrowings of $4,750,000 against the Consolidated Company's revolving line of credit in the first nine months of 2000 and repayments of $1,750,000 against such borrowings during the same period. Payments of $1,396,000 and $1,580,000 were made against other credit facilities in the first nine months of 2000 and 1999, respectively.

* The discontinued operations of BOTWEB used $2,207,000 and $424,000 of cash and cash equivalents in the first nine months of 2000 and 1999, respectively.

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

* changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that Concepts Direct offers in its catalogs and Internet sites;

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

* lack of effective performance of customer service and Concept Direct's order fulfillment systems;

* lack of effective performance of the iConcepts e-commerce infrastructure;

* inability to increase the amount of purchases on the Consolidated Company's e-commerce sites;

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

(b) Reports on Form 8-K

There were no reports on Form 8-K for the fiscal quarter ended September 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CONCEPTS DIRECT, INC.
                                                      (registrant)

Date:  November 14, 2000         By:    /s/ J. Michael Wolfe_______________
                                        J. Michael Wolfe
                                        Chief Executive Officer

Date:  November 14, 2000         By:    /s/ David H. Haddon______________
                                        David H. Haddon
                                        Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer of the
                                        Registrant)