Form 10-K
period 2000-12-31
CONCEPTS DIRECT INC
filed 2001-04-02
CIK 891035

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2001 was approximately $3,705,902. This figure was calculated as follows: The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on March 6, 2001. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's common stock as of March 6, 2001 was 4,991,748.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of shareholders scheduled for May 10, 2001 are incorporated by reference into Part III.


PART 1

ITEM 1.  BUSINESS

General

Concepts Direct, Inc. ("Concepts Direct" or "the Company") is a direct retailing company, headquartered in Longmont, Colorado. From 1988 to 1992, operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. The Company was organized as a Delaware corporation in May 1992 and began operations under its name on September
30, 1992, as a result of a spin-off from Wiland.   Since its inception,
Concepts Direct's primary focus has been on utilizing its direct marketing expertise and its database to produce multiple independent revenue streams from multiple marketing vehicles. Today it owns and operates five catalog titles, their associated websites and related niche marketing vehicles.

In early 2000, after a period of extensive Internet infrastructure development activity, the Company moved certain of its technology assets and liabilities to two wholly owned subsidiary corporations called iConcepts, Inc. (iConcepts) and BOTWEB, Inc. (BOTWEB). This reorganization was accomplished to enhance focus of the companies on their various missions and goals and to better communicate the status of each company to investors.

iConcepts was established to provide technology support to Concepts Direct, BOTWEB and, at an appropriate time, third parties. Other services and development directions of iConcepts, Inc. were planned to include Internet site hosting and development, online order processing, database management and the establishment of new Internet retailing brands. BOTWEB was to operate the Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. The parent company, Concepts Direct was to focus on obtaining profitable results for the catalog business and the related Internet sites associated with the catalog titles.

During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company significantly scaled back its planned Internet initiatives, including the discontinuance of BOTWEB and the elimination of all on-going expenditures associated with BOTWEB. The operations of iConcepts were scaled back to support only the on-going operations of the catalog business of Concepts Direct, and were effectively completely absorbed back into Concepts Direct.

Concepts Direct operates the established catalog business and associated Internet sites. Concepts Direct's five primary direct marketing vehicles are the "Colorful Images(," "Linda Anderson(," "Snoopy( etc.," "Linda Anderson's Collectibles(" and "the Music Stand(" catalogs. Through these media and related Internet sites, it currently sells personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two primary strengths of Concepts Direct are its proprietary database (consisting of approximately 12.1 million customers, catalog requesters, catalog referrals and gift recipients as of December 31, 2000) and its direct marketing expertise.

Financial Information about Foreign and Domestic Operations and Export
Sales

Identifiable assets are attributable entirely to domestic operations. There are no foreign operations, but Concepts Direct has advertised in Canada in prior years and may do so again in the future. Export sales are insignificant, and consist solely of sales shipped within the United States, for reshipment by the purchasers. The Company expects to begin taking orders for shipment directly to other countries beginning sometime in 2001.

Strategic Focus

The strategic focus of Concepts Direct is to prudently increase revenues and earnings through the successful operation of its catalogs and related Internet sites. It may also launch or acquire additional catalogs when timing and capital make it appropriate to do so, although it has no specific plans to do so at this time. The principal strategies for achieving current goals are as follows:

* Concepts Direct employs an analytical approach to prospecting for new customers which emphasizes list testing and segment analysis, adherence to list performance guidelines and the recognition of the long-term value of a customer.

* Concepts Direct seeks to maximize effective use of its proprietary database. In addition to recency, frequency of purchase and other monetary data typically used in database direct marketing, Concepts Direct also collects information concerning the types and themes of merchandise purchased by its customers. The use of this data, in conjunction with purchase history data such as latest order date and order size, facilitates selections from the database and product offerings that are suited to the styles and tastes of customers. This information is used to determine which names from Concepts Direct's database are to be selected for subsequent marketing contacts.

* Concepts Direct plans to effectively manage the circulation of its catalogs and marketing offers. Concepts Direct believes that its list testing strategy, evaluation of performance data and recognition of the long-term value of a new customer have been significant contributing factors to its success in expanding and contracting circulation in various business environments. As response rates allow, Concepts Direct may attempt in 2001 to increase circulation and enlarge its proprietary database more rapidly than in 2000.

* Concepts Direct believes that it enjoys strong brand recognition and customer loyalty for its catalogs. As a result, Concepts Direct intends to leverage its proprietary database and understanding of product preferences of its primary audience by introducing new complementary catalog offers under existing catalog brand names. Colorful Images( and other Concepts Direct catalogs have produced a database comprised in part of customers who have purchased many different product types. This database provides an opportunity to launch new marketing programs under the umbrella of the various catalog titles, targeted to address these particular interests.

* Concepts Direct plans to leverage its fulfillment infrastructure, its direct marketing expertise and technological expertise to market products via e-commerce sites. Concepts Direct believes that it can use certain e-commerce advantages such as ease of ordering, constant availability to the consumer and cost effective means of offer presentation to achieve a significant retailing presence via electronic media.

* Concepts Direct may seek to acquire catalog assets that have a strategic fit with its long-term plans. Such efforts will only occur when market timing and the availability of capital make it appropriate to do so.

Customer Database

The Concepts Direct proprietary database stores information on each customer. The information is derived primarily from customer transactions and is updated as new transactions are recorded. Concepts Direct also conducts prospect mailings to rented and exchanged mailing lists obtained from other companies and sources. The use of rented and exchanged mailing lists is expected to be a component of future efforts to obtain new customers and add them to the proprietary database. During 2000, Concepts Direct mailed over 41 million copies of its catalog titles.

At the end of 2000, the proprietary database contained approximately
12.1 million customers, catalog requesters, catalog referrals and gift recipients, approximately 1.3 million of whom had placed orders during the last fiscal year. The database has grown substantially during the past three years, increasing from 7.7 million names at the end of 1997 to 12.1 million names at the end of 2000. The 1999 acquisition of the assets of the Music Stand (r) catalog added approximately 2.1 million names to the database. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

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

Marketing Lines

Concepts Direct not only markets to its customer database but also exchanges lists with and rents lists from other direct marketers in
order to gain new customers.   Concepts Direct is also developing an
extensive Internet presence that makes its products available to customers and prospects.

Concepts Direct currently markets its products primarily under five catalog titles:

1.  Colorful Images(r)

Colorful Images(r) is the trade name under which Concepts Direct markets its line of personalized labels, personalized notepads, various other personalized paper products and general merchandise such as T-shirts and collectibles. Colorful Images(r) creates its own designs, purchases styles and designs from outside sources and licenses certain images on a royalty basis.

The Colorful Images(r) line of personalized self-adhesive labels is one of the largest assortments of such products available from any company.
There are over 1,600 different label choices appropriate to popular interests, most regions of the country, hobbies, professions and lifestyles. In addition, labels are available with popular licensed characters such as Snoopy(r), other PEANUTS(r) characters and Boyds Bears(r).

The primary marketing vehicle utilized to sell Colorful Images(r) products is a digest-sized catalog (measuring approximately 5" x 7 1/2") with price points typically ranging from $6.95 to about $60.00, excluding shipping and handling. The catalog features photographs of labels and other products

Although certain segments of the Colorful Images(r) customer database may prefer one product line or the other, generally, all customers receive the same version of the catalog. During 2001, the Company plans to mail the primary Colorful Images catalog to customers and prospects eight times, one more than the seven times it was mailed in 2000.

In addition, Colorful Images(r) plans to send niche versions of the catalog with more narrowly focused product selection to carefully targeted and selected customers and prospects. This strategy was tested in the fall of 1999 and expanded on in the fall of 2000 with the release of the "Colorful Christmas" niche catalog. Results from both years met or exceeded management's expectations and circulation will be expanded in 2001. In addition, Concepts Direct plans to extend this strategy of
mailing niche catalogs in 2001.   The first such offering, "Colorful
Cats," is expected to be mailed to customers in April. Additional small, focused mailings may follow if the positive response to these marketing efforts is repeated.

Colorful Images(r) has been a successful catalog for several years. It is normal for catalogs to mature at certain points in their life cycle and not grow at the same rate as at points earlier in their life cycle. During 1999, revenue declined compared to 1998 primarily as a result of less catalog circulation. During 2000, Colorful Images produced modest growth in both sales and catalog circulation above 1999 levels. Management anticipates that Colorful Images will continue to produce a significant contribution to profitability and general and administrative costs and anticipates continued modest growth in 2001.

ColorfulImages.com, featuring a full array of Colorful Images(r) products was launched in late 2000. Management believes that it is less expensive to process orders received via the website and will encourage customers to place orders at ColorfulImages.com Management intends to pursue various "percent of sales" marketing arrangements with other organizations to affordably attract new customers via the Internet.

2.  Linda Anderson(r)

Linda Anderson(r) markets an assortment of gifts, home decorative merchandise and casual apparel, generally at higher price points than Colorful Images(r). This merchandise is offered through the Linda Anderson(r) catalog and at LindaAnderson.com. Price points for Linda Anderson (r) merchandise typically range from about $9.00 to about $175.00, excluding shipping and handling.

About 107,000 customers placed orders through the Linda Anderson(r) catalog in the twelve month period ended December 31, 2000, compared to more than 185,000 in 1999. This decrease resulted from a strategic decision to reduce the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle. Although this decision reduced the number of new customers acquired during 2000 and reduced overall sales for the catalog, it significantly increased the contribution to profitability and general and administrative costs from
this catalog.   The Company plans to continue to limit Linda Anderson(r)'s non-profitable prospecting in 2001. Six unique editions of Linda Anderson( are planned for 2001, plus one major remail, identical to the six plus one remailed edition in 2000.

In the spring of 1999, a test of a targeted catalog version called "Linda's Lawn & Garden" was conducted. Results from this offer led to a decision to defer further testing of similar offerings, at least temporarily. Management is testing Linda's Lawn & Garden again in early 2001 and will closely review the results of the latest test before committing to further testing.

New customers of the Linda Anderson(r) catalog have responded to our other catalogs at a favorable rate. Because of this, during 1998 and the first half of 1999, Linda Anderson(r) invested heavily in prospecting for new customers. While this effort produced a significant number of new customers, the financial investment was substantial. During the second half of 1999 and throughout 2000, Linda Anderson(r) reduced prospecting volumes by limiting the prospecting investment per mail cycle. This action resulted in a decline in the rate of revenue and database growth from 1999 levels, but significantly improved the overall financial performance of the catalog in 2000. Linda Anderson(r) plans to continue this strategy of limiting prospecting investment per cycle in 2001.

LindaAnderson.com was launched in June of 1999, as our first Internet
retailing site.   It offers a wide range of current and past products
from the Linda Anderson catalog and the Linda Anderson's Collectibles(r) catalog. Management is pleased with these results and will attempt to increase Internet sales to customers and prospects in a profitable manner.

3.	Linda Anderson's Collectibles(r)

Linda Anderson's Collectibles(r) was launched in 1997 featuring an extensive line of collectible merchandise and information about collecting and the lines represented. The catalog was mailed four times in 2000 and the number of customers climbed to over 213,000, compared to about 176,000 as of December 31, 1999.

During 1999, a strategic decision to decrease the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle was implemented. As a result, volume fell during the later part of the year but contribution to profitability and general and administrative costs improved significantly. Active twelve-month customers as of December 31, 2000 were 38,000, down from 49,000 at the end of 1999. It is anticipated that Linda Anderson's Collectibles(r) will be mailed four times during 2000, the same number of mailings as in 1999.

During 1999 and 2000, a number of "microniche" collectible offers were mailed. These offers are highly targeted marketing offers mailed to a limited number of carefully selected customers with a known affinity for the featured product lines based on prior purchasing history. Although these microniche offers had limited circulation quantities, response rates and contribution to profitability and general and administrative costs generated by the microniche offers were extremely encouraging. A careful continuation of such mailings is planned for 2001 with the focus being on contribution optimization. Also in early 2001, the Company tested a "continuity program" offer, featuring a series of exclusive, limited edition collectible figurines. Preliminary results from the continuity program test are encouraging.

The LindaAnderson.com site offers current and past products from the Linda Anderson's Collectibles(r) catalog. In order to enhance the brand's Internet presence, a dedicated site may be developed in 2001. Catalog mailings currently direct consumers to LindaAnderson.com .

4.	Snoopy(tm) etc.

Operating under an agreement with United Feature Syndicate, Concepts
Direct has developed a catalog consisting exclusively of merchandise featuring Snoopy(tm) and the other PEANUTS(r) characters. The merchandise in the catalog is a combination of items from licensed manufacturers and items designed exclusively for the catalog. A royalty on sales generated by the catalog is paid to United Feature Syndicate.

Snoopy(tm) etc., a catalog with character was issued five times in 2000 with products generally priced between $7.95 and $940.00 per item.
Since 1996, Concepts Direct has had a license to feature PEANUTS(r) characters on personalized label products and has accumulated information on its proprietary database concerning buyers of PEANUTS(r) personalized label products and other PEANUTS( merchandise sold in its catalogs. Consistent with Concept Direct's overall strategy to develop its catalogs into a profitable status Concepts Direct curtailed mail volume to prospect names and focused on improving contribution from Snoopy(tm) etc., beginning in September 1999. Management was pleased with the results of these efforts.

In late 1999, Peanuts creator, Mr. Charles M. Schulz, announced his planned retirement for early 2000. This was followed by another announcement that Mr. Schulz was ill. Mr. Schulz's passed away in early 2000. Following the untimely passing of Mr. Schulz, all our license arrangements remain in place and consumer interest in the brand remains strong.

Seven editions of the catalog are planned for 2001 as compared to six in 2000.

In late 2000, we launched SnoopyStore.com, featuring products from the
Snoopy, Etc. catalog.   In addition to functioning as a stand-alone
website, SnoopyStore.com also serves as the "store" for Snoopy.com, the official website managed by United Feature Syndicate.

5.  the Music Stand (r)

In June 1999, Concepts Direct purchased substantially all of the assets of the Music Stand catalog. The catalog is a well established title with a loyal following of customers, some of whom have been purchasers for up to twenty years. The acquisition included primarily the customer database and inventory of the catalog.

Two editions of the Music Stand(r) catalog were mailed in the fall of 1999 and five editions in 2000. Results from the 1999 mailings were encouraging, generating a positive contribution to profit and general and administrative costs. Results from 2000 mailings were somewhat disappointing and the brand did not have a positive contribution in 2000.

It is planned that four editions of the catalog will be mailed to customers and prospects in 2001. Strategically, Concepts Direct plans to carefully test this catalog until we have a full understanding of its database and seasonality. Management anticipates reducing circulation quantities in early 2001 until it has more experience with this catalog.

During late 1999, theMusicStand.com web site was launched.
Approximately 11% of total sales for the brand were entered via the website during 2000.


Product Lines

Approximately 97% of the Company's 2000 net sales are attributable to product sales directly to individual consumers of the five catalog brands and NewBargains.com. The Company's two major product lines are personalized paper products and gift, home decor and other merchandise items.

Personalized paper products, which generally have product costs less than 15% of the product sales price, accounted for approximately 47% of direct to consumer product sales in 2000. All of the Company's personalized paper products sold are stocked and shipped directly to customers from the Company's headquarters and fulfillment facility in Longmont, Colorado.

Gift, home decor and other merchandise items, which generally have product costs in excess of 30% of the product sales price, accounted for
about 53% of direct to consumer product sales in 2000.   Approximately
98% of the gift, home decor and other merchandise items sold are stocked and shipped directly from the Company's headquarters and fulfillment facility in Longmont, Colorado. The remaining product is shipped directly to consumers by third party vendors.


Licensing and Service Marks

Federally registered service marks exist for each of the five Concepts Direct catalog titles, except Snoopy, etc. Registered service marks for other business concepts and catalog titles may be applied for in the future.

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

Concepts Direct relies on technology that is licensed from third parties, including software integrated with internally developed software to perform key functions. These third party licenses may not continue to be available on commercially reasonable terms. Management believes that technology licensed from third parties can be replaced with minimal disruption to the Company's operations from a number of other vendors.


Product Liquidation

Concepts Direct liquidates its overstock inventory via vendor returns, sales through the Company's two outlet stores, and the NewBargains.com liquidation website.

The Internet retailing site NewBargains.com was launched in January 2000 and is one of several liquidation channels used by the Company to liquidate excess inventory. The site currently has over 1,500 products available at prices ranging from 25% to 85% off of the original retail price. Products offered at the site are first quality and generally in the original packaging from the vendor. The site encourages bargain-seeking consumers to visit the site often. Each day at least some items have their price lowered. Consumers are encouraged to review the "daily specials", "deepest discount" and other featured products. All products available at NewBargains are excess inventory items of Concepts Direct.


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

Except for a few specialized items that are drop shipped directly from suppliers, Concepts Direct maintains an inventory of the products it sells. Most items offered at the Company's Internet sites are from the Concepts Direct inventory. Concepts Direct analyzes past catalog mailings, evaluates probable customer buying patterns and projects sales levels for new products, to try to avoid committing excessive amounts of working capital to inventory for substantial periods of time. During the fourth quarter of 1997, gift and merchandise backorder levels rose to an unsatisfactory level primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion. In the fourth quarter of 1998, the Company was successful in minimizing the backorder problems that occurred in the fourth quarter of 1997. In the process of correcting the backorder problem, inventory levels increased significantly over historic levels. Efforts were made in 1999 and 2000 and will continue in 2001 to reduce the level of inventories by such measures as running these items in catalogs, featuring the items on appropriate Internet sites, liquidation and returns to vendors.

Gift and apparel inventory liquidation processes include product exchange agreements with vendors, sale of outdated products through small retail outlets and discarding of some items. Concepts Direct and iConcepts Internet retail sites also offer channels to market merchandise not currently offered in catalogs.

Concepts Direct spends significant amounts on paper used in the production of its catalogs and paper products. The cost of paper fluctuates. In the last half of 1996 and early 1997, the cost of paper used to produce Concepts Direct catalogs was lower than in previous periods. Accordingly, the cost of doing business during these periods was lower. Paper costs increased during the latter part of 1997 and in early 1998 and declined near the end of 1998. Paper costs remained relatively stable in 1999, but again increased in 2000. Management believes paper costs may decrease in 2001, however costs may instead remain constant or rise. While Concepts Direct cannot predict future paper cost increases, such increases would have an impact on future earnings.

Order Fulfillment

Orders for merchandise are received by mail, telephone, the Internet and facsimile. All orders are received and processed at a single location in Longmont, Colorado. The ability to timely fulfill orders, especially during the busy pre-Christmas season, is important to success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the in-house telephone call center. During 2000, approximately 51.9% of customer orders were received by telephone, 43.6% by mail or facsimile and 4.5% via the Internet.

Order backlog was approximately $821,000 as of December 31, 2000 and $1,034,000 as of December 31, 1999. Orders represented by this backlog shipped within approximately 11.2 days in 2000 compared to approximately
9.4 days in 1999. The level of order backlog fluctuates with seasonal sales patterns as discussed above.

Customers generally pay in advance for merchandise ordered and associated shipping and handling. Orders are shipped via the United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

USPS implemented a significant price increase in early 2001 and has announced tentative plans for a significant price increase later in 2001 or in early 2002. While Concepts Direct cannot predict future postage costs, such increases could have a material impact upon its future operating and financial results.

Customer Service

Great emphasis is placed on customer service. A return policy attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds issued under the return policy in 2000 was approximately 2.7% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Materials and Inventory" or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.

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

Management believes that, although many companies offer personalized labels, note pads and note cards, there are only a few companies that offer a broad variety of personalized labels comparable to that offered by Colorful Images(, which management believes is a competitive advantage. Other merchandise product lines face greater competition in the marketplace than paper products. A substantial number of competitors distribute catalogs that contain portions of the merchandise contained in Concepts Direct's catalogs. In addition, certain merchandise sold in the catalogs is available through retail stores and other sources.

Management believes that e-commerce is becoming a significant force in the marketplace in which it operates. Management also believes that the Internet retailing sites supporting its catalog brands compare favorably to sites operated by competitors.

Certain current and potential competitors have significantly greater development, order fulfillment, marketing and capital resources and name recognition than Concepts Direct.

Employees

As of December 31, 2000, there were approximately 539 employees, 363 of whom were part-time. Of the 176 full-time employees, 26 supported creative and marketing functions, 102 supported fulfillment operations, 20 supported information technology functions and 28 supported other administrative functions. The part-time employees supported fulfillment operations. Many of the part-time employees work on a seasonal basis for the Company. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

Government Regulations

The Company must comply with federal, state and local laws that affect its business. In particular, they are subject to Federal Trade
Commission regulations governing advertising and trade practices. While the Company believes it is currently in compliance with such regulations, in the event of noncompliance, we may be subject to injunctive proceedings, cease and desist orders, civil fines and other penalties.

Concepts Direct has historically collected and remitted sales and similar taxes only in those states in which it operates a location. In recent years, a number of states have asserted that advertising by a corporation within their borders provides sufficient nexus to require the collection and remittance of such taxes. In a decision rendered on May 26, 1992, the United States Supreme Court held that application of North Dakota's use tax statute against an out-of-state mail order house with neither sales representatives nor outlets in the state placed an unconstitutional burden on interstate commerce. However, the Court also noted that Congress may be better equipped to resolve the issue presented by the case. If Congress should pass applicable legislation, it could have an impact on the future operations of Concepts Direct.
The actual impact would depend on the specifics of any such legislation.

Some states also require residents of the state who purchase products by mail order to remit to the state the state sales tax that would be collected by the merchant if the product was sold from a location within the state. To date, this type of legislation has not had a material impact.

Internet Infrastructure and Database Management Software

A key asset of the Company is its database management, fulfillment management and Internet infrastructure software known as Enable. This software has been developed and enhanced over several years. The current release of Enable is fully integrated with our established order fulfillment software. The software is stable, proven and designed to serve many companies. Purchasing, general ledger, receiving, warehousing, order fulfillment, shipping, marketing reporting, Internet site development and hosting are all integrated in Enable. The Company may gradually add a variety of new features in the future.

Segment Reporting

During 1999 and 2000, the Company managed its operations in three business segments. The results of operations and assets of each segment are detailed in the audited financial statements included in Item 8 of this filing. Further discussion of the Company's segments is detailed Management Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this filing.


ITEM  2.  PROPERTIES

Real Property

The Company's corporate headquarters, administrative offices and operations are located in Longmont, Colorado, approximately 40 miles from downtown Denver. The Company believes that the facilities it occupies are well maintained and in excellent operating condition. The Company purchased approximately 139 acres of undeveloped land in January 1997 and developed and constructed the current headquarters on approximately 11 acres of the site. In late August 1997, the Company moved essentially all of its operations to the new facility. In 2000, the Company sold all but about 20 acres of the undeveloped land and intends to hold the remaining land for possible future expansion.

During 2000, the Company raised $11,000,000 through the sale and subsequent leaseback arrangement in which the Company's primary facility in Longmont, Colorado was sold to a real estate investment limited partnership. In connection with this transaction, the Company purchased a 25% interest in the limited partnership for $625,000 and deposited $1,010,000 with the limited partnership as a security deposit, providing security to the limited partnership for the Company's future performance under the lease. The twenty-year lease, which requires monthly lease payments, including annual lease escalations of at least 3% per year, is treated as a financing transaction for accounting purposes due to the Company's continuing involvement with the limited partnership. Accordingly, the building, land and associated transaction costs are capitalized as an asset of the Company and the proceeds from the sale/leaseback were recorded as debt financing, which will be repaid from the monthly lease payments.

The following table sets forth the primary real property that the Company owns and leases.


Location         Function     Lease Expiration    2001 Rent    Square Feet

Longmont, CO     Headquarters        Leased (1)  $1,242,180        117,000

Longmont, CO     Retail Outlet        2/28/2003     $37,221          1,700

Loveland, CO     Retail Outlet        9/30/2002     $38,400          2,400

Mead, CO         Warehouse            9/30/2002    $181,992         27,500

(1) Facility lease under a sale and subsequent leaseback arrangement described above.

Fulfillment Hardware and Software

Substantially all of Concepts Direct's order fulfillment hardware is located at its headquarters facility, and except for certain computer and telephone hardware, is owned by Concepts Direct. Concept Direct believes that the existing facility should accommodate near-term growth strategy.

The primary computer hardware is manufactured by Sun Microsystems, Inc, Cisco Corporation and Data General Corporation. Concepts Direct currently uses an internally developed order processing system and Internet infrastructure developed using Oracle as the primary software platform. The Company anticipates that the current software with minor additions and modifications should accommodate near-term growth strategy.


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

Phillip A. Wiland, 54, Chairman of the Board of Directors since December 18, 1992. Chief Executive Officer from December 18, 1992 to February 24, 2000.

J. Michael Wolfe, 42, Chief Executive Officer and President of Concepts Direct since February 24, 2000. President and Chief Operating Officer of Concepts Direct from December 18, 1992 to February 24, 2000. Member of the Board of Directors since December 1998.

David H. Haddon, 42, Vice President of Finance, Secretary-Treasurer and Chief Financial Officer since February 24, 2000. Vice President since August 1998 and Controller of Concepts Direct from April 1995 to August 1998.


PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market and Price Information

The Company's common stock, par value $.10 (the "Common Stock"), is currently traded on the Nasdaq SmallCap Market under the symbol CDIR. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated.

      Quarter and Year       High             Low

Calendar 1999
     1st Quarter          $11.500          $6.500
     2nd Quarter           11.000           6.875
     3rd Quarter            9.500           4.500
     4th Quarter           14.125           5.500

Calendar 2000
     1st Quarter          $15.250          $9.250
     2nd Quarter           12.000           7.063
     3rd Quarter            9.000           1.750
     4th Quarter            3.500           1.563


Number of Shareholders

As of March 10, 2001, there were approximately 130 record holders of the Common Stock, according to the Company's Stock transfer agent and registrar and approximately 400 round lot beneficial holders.

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


ITEM 6.  SELECTED FINANCIAL DATA

                                                  December 31,
                                         2000    1999    1998    1997    1996
                                 (amounts in thousands except per share data)

INCOME STATEMENT DATA
Net sales                             $55,453 $55,475 $84,773 $78,489 $51,126

Operating income (loss) from
continuing operations                  (1,515) (3,539) (1,979)  2,075   2,562

Income (loss) from continuing
operations before income taxes             52  (3,914) (2,030)  2,490   2,808

Income (loss) from continuing
operations                                 52  (3,125) (1,378)  1,615   1,937

Loss from discontinued operations      (2,786)   (503)      -       -       -

Net income (loss)                      (2,734) (3,628) (1,378)  1,615   1,937

Basic earnings (loss) per share
Income (loss) from continuing
operations                              $0.01  $(0.63) $(0.28)  $0.36   $0.46
Loss from discontinued operations$      (0.56) $(0.10)     $-      $-      $-
Total                                  $(0.55) $(0.73) $(0.28)  $0.36   $0.46

Diluted earnings (loss) per share
Income (loss) from continuing
operations                              $0.01  $(0.63) $(0.28)  $0.33   $0.44
Loss from discontinued operations      $(0.56) $(0.10)     $-      $-      $-
Total                                  $(0.55) $(0.73) $(0.28)  $0.33   $0.44

Weighted average common shares          5,003   4,977   4,959   4,528   4,233

Weighted average common shares and
dilutive stock options                  5,149   4,977   4,959   4,828   4,439

BALANCE SHEET DATA
Current assets                        $12,087 $10,205 $19,237 $28,223 $13,443

Current liabilities                     5,566   7,371   8,554  15,079   7,518

Total assets                           27,632  26,078  32,073  40,378  14,487

Long-term liabilities                  10,910   4,818   6,079   6,486       -

Stockholders' equity                   11,156  13,889  17,440  18,813   6,969



Earnings per share data and weighted average common shares and dilutive stock options outstanding has been restated to reflect the 1997 two-shares-for-one-share stock split.

The earnings per share amounts for 1996 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The period from 1998-2000 has been a time of many changes for Concepts Direct, Inc. (the Company). The Company began 1998 as a direct retailing business in transition. The Company had a single significant brand, Colorful Images, and several specialty brands in various stages of development. Over the three years, the Company rapidly grew its specialty brands, acquired another catalog, and launched significant Internet initiatives that were housed in two subsidiaries formed in early 2000. At the end of this period, although the Company shut down the two Internet subsidiaries, it has four brands providing positive contribution to general and administrative expenses and profits in 2000, a fifth brand producing a small negative contribution and an integrated Internet infrastructure to support all its brands. The Company considers a brand's contribution to be revenue from the brand minus advertising expenses and certain product, delivery and brand related general and administrative expenses which management believes would be eliminated if the brand were discontinued.

During 1998, Concepts Direct, Inc. emphasized the development of the Linda Anderson, Linda Anderson's Collectibles and Snoopy( etc brands. Circulation to customer lists and to comparatively large quantities of prospect lists led to significant expenses and, ultimately, losses associated with new customer acquisition. During this time, the Company's aggressive growth orientation also resulted in significant excess inventory levels.

During 1999 and continuing through 2000, management made the decision to limit planned customer acquisition losses in order to improve brand contribution. The resulting 47% reduction in catalog circulation in 1999 improved contribution, but it also led to a 35% decline in annual revenue in comparison to 1998.

In June of 1999, the Company purchased certain assets of the Music Stand catalog, which increased the customer database by over two million names.

During the latter part of 1998, 1999 and the first half of 2000, the Company engaged in significant development efforts, with attendant significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 1999 and 2000. In early 2000, the Company moved certain of its Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand its Internet strategy and benefit from assets that were created to support its Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company discontinued BOTWEB and significantly scaled back iConcepts. At December 31, 2000, all the remaining operations and assets of iConcepts are part of the Concepts Direct business segment. While this structure was in place, the Company provided business segment financial information for each of the three segments of the business. The subsidiary operations are discussed more fully below in the Business Segments section of this report.

For the nine months ended September 30, 2000, the total loss from the Company's two subsidiaries was $5.9 million. After the discontinuance of BOTWEB, as discussed below, and the scaling back of the activities of iConcepts, losses from the two subsidiaries in the fourth quarter of 2000 were $28,000.

During 2000, the trading price of the common stock of Concepts Direct, Inc. fell to levels that failed to meet the minimum market value of public float requirements of the Nasdaq National Market, causing the listing of the common stock to move to the Nasdaq SmallCap Market in February 2001.

Discontinued Operations

As mentioned above, our BOTWEB subsidiary has discontinued its operations. For accounting purposes, most of the revenues and costs attributable to the BOTWEB business segment have been classified as discontinued operations. Certain costs allocated to the BOTWEB business segment for segment reporting purposes remain in the calculation of the Company's net income from continuing operations to conform to accounting principals generally accepted in the United States.

The total loss from discontinued operations for 2000 was $2,786,000, including a loss on disposal of $433,000, compared to an operating loss of $503,000 for 1999.

Management anticipates that on-going expenses related to BOTWEB will be nominal.

Business Segments

During late 1999 and through the third quarter of 2000, the Company managed and reported its operations in three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment and the BOTWEB segment. Despite the reorganization during the third quarter of 2000, the Company has reported segment information for the full year 2000 for comparison purposes.

Concepts Direct contains the catalog brands including the associated websites. In the new structure, the parent company, Concepts Direct, was to focus on obtaining profitable results for the catalog brands and the associated Internet sites. Excluding the one-time gain from the land sale, the Concepts Direct business segment had income before taxes of approximately $800,000 in 2000.

iConcepts was established to provide technology support to Concepts Direct, BOTWEB and, at an appropriate time, third parties. Other services and development directions of iConcepts were planned to include Internet site hosting and development, online order processing, database management and the establishment of new Internet retailing brands.

BOTWEB was to operate an Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. As noted above, the Company undertook a series of actions in the third quarter of 2000 to substantially curtail the operations of its subsidiaries, including the discontinuance of BOTWEB, Inc. and the elimination of all on-going expenditures and activities associated with BOTWEB.com.

The operations of iConcepts, Inc. were scaled back to support only the on-going operations of the catalog brands of Concepts Direct, Inc. Concurrent with the scaling back of the iConcepts, Inc. operations, the Company undertook a series of actions that resulted in anticipated substantial future cash and expense savings including over $2.0 million dollars per year in labor savings. The remaining assets and employees of iConcepts, Inc. were incorporated back into the parent company, Concepts Direct, Inc., in the fourth quarter of 2000. These assets and employees had been charged to the Concepts Direct business segment by the iConcepts business segment during the first three quarters of 2000, as well as in 1999 and 1998. The iConcepts Internet retailing sites, excluding NewBargains.com and TheBearHouse.com, have been shut down. NewBargains.com has been folded into the parent company as part of the Company's continuing inventory liquidation program. TheBearHouse.com has been retained for its potential value to the Collectibles brand, although no efforts are currently being put forth to maintain or enhance the site.

As noted above, certain assets and employees of iConcepts were moved into the parent as of October 1, 2000. The parent company, Concepts Direct, Inc. paid most of the costs associated with these assets and employees through intercompany cost sharing arrangements during the first three quarters of 2000. Management expects losses from the two subsidiaries to be insignificant in 2001.

Use of  "the Company" refers to all of the segments combined.

Net Sales

Net sales remained level at $55.5 million in 2000, which was the same as 1999 and a 35% decrease from 1998 revenues of $84.8 million. In 1999, the sales decreased primarily because of a reduction in total catalog circulation as compared to the prior year. Management planned these decreases to achieve its objective of reducing prospecting losses per mail cycle. Personalized paper products increased as a percentage of total sales from 34% in 1998 to 41% in 1999 to 47% in 2000. The increases for personalized paper products in 2000 and 1999 occurred primarily because of a reduction in circulation of catalogs that primarily sold gift, home decor and other merchandise. Circulation of the Colorful Images catalog, which advertises a wide variety of high-margin personalized paper products, increased during 2000, as did associated sales from the catalog.

All of the net sales in 1998 and substantially all of the net sales in 1999 and 2000 occurred in the Concepts Direct business segment.

Cost of Product and Delivery and Gross Profit

Cost of product and delivery as a percentage of sales was 59% in 2000, compared to 66% in 1999 and 56% in 1997. Gross profit increased by $3.7 million, or 19%, to $22.8 million in 2000 from $19.1 million in 1999, and decreased $18.2 million, or 49%, in 1999 compared to $37.3 million in 1998.

Gross profit as a percentage of net sales was 41% in 2000, 34% in 1999 and 44% in 1998.

An increase in the Company's inventory allowance due to a change in the allowance methodology in 1999 had a significant impact on its gross profit during the three-year period. The increase in gross profit in 2000 resulted primarily from the absence of an increase in the inventory allowance in 2000 and from the increase in personalized paper products as a percent of sales. Gift, home decor and other merchandise items generally have higher product costs as a percentage of sales than
personalized paper products.   In 2000, 1999 and 1998, personalized
paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. In addition, but to a lesser degree, lower variable costs of operations contributed to the increase in gross profit as a percentage of sales. These lower variable costs included order processing labor efficiencies. The amount of excess inventory on hand at the end of 1999 was substantially reduced in 2000 through a number of liquidation initiatives, with no significant effect on margins. The total charge to expense for the inventory obsolescence allowance was a credit of $114,000 in 2000.

The lower gross profit in 1999 compared to 1998 resulted primarily from the increase in the inventory obsolescence allowance to reflect more accurately the net realizable value of inventory, lower sales over which to spread fixed costs of fulfillment such as facilities and equipment and additional costs in the form of labor, equipment and services to accommodate the e-commerce business initiatives. In addition, the expansion of specialty brands that primarily sell gift and merchandise items produced a greater need to increase inventory of those items. During the second half of 1998, Concepts Direct acquired more inventory of certain items than was required. Efforts to dispose of the excess inventory were not as successful as hoped, resulting in the fourth quarter 1999 increase in the inventory allowance by $2.2 million to more accurately reflect the inventory carrying value at an appropriate net realizable value. Total increases to the inventory obsolescence allowance charged to expense in 1999 were $3,226,000, compared to $541,000 in 1998.

Gross profit of Concepts Direct, the catalog business, excluding the operations of iConcepts and BOTWEB, was 43% in 2000 compared to 34% in 1999 and 44% in 1998. The decrease in gross profit in 1999 resulted primarily from the increase in the inventory obsolescence allowance discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $1.2 million, or 5%, to $23.9 million in 2000 from $22.7 million in 1999 and decreased $16.6 million, or 42%, in 1999 from $39.3 million in 1998.

Selling, general and administrative expenses as a percentage of sales were 43% in 2000, 41% in 1999 and 46% in 1998. The increase in 2000 resulted primarily from higher marketing costs as a percentage of sales. The most significant factor in the 2000 increase in marketing costs as a percentage of sales was the increase in paper costs incurred for catalog production compared to such costs in 1999. The decrease in 1999 occurred primarily because of a reduction of total catalog circulation during 1999 as compared to 1998 and, to a lesser degree, to self-imposed limits placed on planned prospecting losses per mail cycle. Prospect marketing generally has higher marketing costs as a percentage of sales than customer marketing because customers tend to be more responsive to marketing offers than prospects do.

Restructuring Costs

One-time, non-cash restructuring costs of $417,000 were recorded during the third quarter of 2000. These charges related to certain capitalized software and website development costs, the value of which were impaired as a result of the Company's scaling back of its Internet initiatives in the iConcepts subsidiary.

Operating loss from continuing operations

The Company's loss from continuing operations was $1.5 million in 2000, $3.5 million in 1999 and $2.0 million in 1998.

Losses attributable to the iConcepts business segment and the portion of the BOTWEB business segment activities included in continuing operations were $3.1 million in 2000, $1.4 million in 1999 and $0.5 million in 1998. Of the $3.1 million losses from continuing operations attributable to iConcepts and BOTWEB in 2000, all but $10,000 was incurred during the first nine months of the year. The decrease in losses from the operations of the subsidiaries late in 2000 reflects the Company's decision to cancel commitments of resources to Internet initiatives not directly in support of the operations of Concepts Direct.

Other income (expense)

Other income (expense), consisting primarily of gains on the sale of assets, interest expense, interest income and vendor payment discounts, was income of $1,567,000 in 2000, expense of $375,000 for 1999 and expense of $51,000 for 1998.

The Company realized a gain of $2.4 million on the sale of surplus land in the fourth quarter of 2000. The Company owned approximately 120 acres of undeveloped land adjacent to its corporate headquarters and fulfillment facility in Longmont, Colorado. The Company sold approximately 100 acres of the land for approximately $3.9 million, net of closing costs. The Company financed $880,000 of the sale price through a note receivable due in 2003. Management does not anticipate that future years will benefit from similar events.

In November, 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases," the lease has been recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The investment in the Limited Partnership is accounted for using the equity method. The Company's equity in the net income of the Limited Partnership was immaterial for the year ended December 31, 2000. The financing transaction, which carries an imputed interest rate of 12.48%, will cause interest expense to increase in 2001.

Interest expense was $884,000 for 2000, $530,000 for 1999 and $507,000
for 1998. The increase in interest expense in 2000 resulted primarily from short-term borrowings caused primarily by the cash needs associated with the Internet initiatives of iConcepts and BOTWEB. Those needs have now been effectively eliminated.

Income taxes

The Company had an income tax benefit of $789,000 in 1999 and $652,000 in 1998. The Company had no income tax provision or benefit in 2000. The income tax rate of 0% in 2000, and the benefit rate in 1999 of approximately 20%, was because of the reduction of the deferred tax asset attributable to net operating losses generated during those periods to a value anticipated by management to be realizable in the near future. The income tax rate in 1998 was approximately 32%. The 1999 and 1998 income tax rates were lower than the statutory federal and state tax rates because of the availability of certain state income tax credits. Management anticipates the income tax rate in 2001 will be approximately 0%, principally because of the net operating loss carryforwards available but not utilized.

Outlook

During 2001, the Company will continue to operate its catalog brands and their associated Internet sites. It will focus on attempting to provide profitability with, at best, modest growth in sales. The Company may also consider appropriate acquisition opportunities. A major objective will be to produce improved brand contribution and performance and continue certain controls such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings are consistent with levels management believes are appropriate to support development costs. During 2001, Concepts Direct may extend its microniche marketing program and may test narrowly niched catalogs under its existing brands.

The Company does not intend to renew the operations of either its iConcepts or BOTWEB subsidiaries during 2001 or beyond.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,058,000 in 2000 to $2,289,000, decreased by $2,839,000 in 1999 to $1,231,000 and decreased by $9,707,000 in 1998 to $4,070,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

* Significant operating activities that affected cash and cash equivalents during 2000, 1999 and 1998 included:

- The net losses from continuing operations of $3,125,000 and $1,378,000 contributed significantly to the decrease in cash in 1999 and 1998, respectively.

- The production and distribution of January 2001 catalogs earlier than occurred for January 2000 catalogs was the primary reason for the increase in deferred advertising costs of $1,632,000 in 2000. The decrease in the number of catalogs distributed in 1999 as compared to 1998 and the production and distribution of January 2000 catalogs later than occurred for the January 1999 catalogs were the primary reasons for the decrease in deferred advertising costs of $2,603,000 in 1999. A decrease in the number of catalogs distributed near the end of the fourth quarter of 1998 as compared to the same period in 1997, and reduced costs incurred for distribution of a lesser number of catalogs in the first quarter of 1999 as compared to the same period in 1998 were the primary factors resulting in a $3,161,000 decrease in deferred advertising costs in 1998.

- The decreases in inventory of $494,000 in 2000 and $2,127,000 in 1999 primarily related to reduced levels of sales compared to 1998. The increase in net inventories of $5,458,000 in 1998 primarily related to increased inventory purchasing to avoid backorder problems and the increase in sales as a percentage of total Concepts Direct sales of the gift, home decor and other merchandise items which generally have higher unit costs than paper products. The increase in inventory in 1998 resulted in significant excess inventory resulting in the non-cash provision for losses in inventory values of $3,226,000 in 1999.

- The increase in accounts payable of $1,063,000 in 2000 and the decrease in accounts payable of $1,528,000 in 1999 and $3,869,000 in 1998 related primarily to the timing of payments for advertising and inventory purchases. Also, in 2000 the Company refinanced $1,088,000 of trade payables with a vendor for short-term debt, which was paid off in late 2000.

- Improvement in inventory backorder and fulfillment function efficiency were the main factors in a decrease of customer liabilities (primarily unshipped customer orders and reserve for future customer warranty costs and product returns) in 1998 by $1,222,000.

* Significant items of investment of cash during 2000, 1999 and 1998 included:

- Capital expenditures of $1,300,000, $3,102,000 and $1,251,000 in 2000,
1999 and 1998, respectively. The capital expenditures related primarily to purchases of software and assets related to development of e-commerce infrastructure and Internet sites. Management does not expect 2001 capital expenditures to recur at the levels experienced during 2000, 1999 and 1998.

- Investment of $500,000 in restricted cash in 2000 to secure a $500,000 line of credit with a Bank.

- The acquisition of the assets of the Music Stand catalog for $1,925,000 during 1999.

- Proceeds from the sale of property, equipment and investments of $3,162,000 in 2000. The primary component of these proceeds was $2,989,000 in net cash proceeds from the sale of approximately 100 acres of unused land. Until 2000, the Company owned approximately 120 acres of undeveloped land adjacent to its corporate headquarters and fulfillment facility in Longmont, Colorado. The Company financed the balance of the sale price of the land sale through the issuance of a note receivable due in 2000 for $880,000. Since purchasing the land in 1997, management has planned to dispose of portions of the property at the appropriate time. Management believes that the land retained is sufficient for the Company's growth opportunities for at least the next several years.

* Significant items of financing included:

- During 2000, the Company raised $11,000,000 through the sale and subsequent leaseback arrangement in which the Company's primary facility in Longmont, Colorado was sold to a limited partnership. In connection with this transaction, the Company purchased a 25% interest in the limited partnership for $625,000 and deposited $1,010,000 with the limited partnership as a security deposit, providing security to the limited partnership for the Company's future performance under the lease. The twenty-year lease, which requires monthly lease payments, including annual lease escalations of at least 3% per year, is treated as a financing transaction for accounting purposes. Accordingly, the building, land and associated transaction costs are capitalized as an asset of the Company and the proceeds from the sale/leaseback were recorded as debt financing, which will be repaid from the monthly lease payments. Proceeds from the sale were used to retire approximately $7.0 million of bank debt.

- The Company had available through a bank a revolving line of credit for $3.0 million for general purposes under which the Company borrowed and repaid $4,750,000 in 2000. The line of credit expired in 2000 and has not been renewed.

- The $13,749,000 and $2,992,000 increase in debt during 2000 and 1999, respectively, primarily represented refinancing of existing mortgage arrangements and the $11,000,000 incurred in 2000 in connection with the sale/leaseback transaction on the Company's primary facility, as discussed above.

- The $10,196,000 and $3,762,000 in principal payments of debt and lease obligations in 2000 and 1999 primarily represented payments on these credit facilities, including payments made using the proceeds of the sale/leaseback transaction on the Company's primary facility, as discussed above.

* Net cash used by the discontinued operations of BOTWEB of $2,262,000 in 2000 and $1,018,000 in 1999 were also a significant use of cash. Management anticipates that future cash expenditures in connection with BOTWEB will be insignificant.

During much of 2000, the Company experienced cash flow problems that disrupted the Company's relationships with a number of suppliers. With the completion of the refinancing of the Company's primary facility through a sale and subsequent leaseback transaction, the sale of excess land and the funds generated by operations during the fourth quarter of 2000, management does not expect such problems to recur in 2001.

Management believes that results of operations, continued operational planning, and current cash balances should produce funds necessary to meet the operating capital requirements of Concepts Direct for 2001. Further, the Company intends to investigate the possibility of obtaining a line of credit, although there is no assurance the Company will be able to successfully obtain a line of credit.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2001 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

* changes in postal rates, including significant rate increases experienced beginning in January 2001 and possible additional postal rate increases requested by the United States Postal Service;

* changes in the cost of paper used in the production of the Company's advertising material including paper used for catalogs;

* changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that Concepts Direct offers in its catalogs;

* changes in Concepts Direct's merchandise product mix or changes in Concepts Direct's customer response to advertising offers;

* competitive factors including name recognition, the limited operating history for several of the Company's specialty brands, and the Company's limited e-commerce operating history;

* lack of availability/access to capital or sources of supply for appropriate inventory, forward purchasing of catalog paper, capital expenditures, etc.;

* lack of effective performance of third party suppliers with respect to production and distribution of catalogs;

* issues related to management transitions at the Company;

* state tax issues relating to the taxation of out of state mail-order companies and out of state Internet companies with neither sales representatives nor outlets in a particular state seeking to impose sales and similar taxes;

* inability to hire sufficient numbers of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;

* inability to recruit and retain management personnel;

* lack of effective performance of customer service and the Company's order fulfillment systems; and

* changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to Item 7, Management's Discussion and
Analysis of Financial Condition and Results of Operations.

ITEM 8.	   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Concepts Direct, Inc. are set
forth below:                                                         Page #

Report of Independent Auditors on the financial statements and schedules of Concepts Direct, Inc. for the years ended December 31, as set forth below.

Balance Sheets as of December 31, 2000 and 1999

Income Statements for the years ended December 31, 2000, 1999 and 1998

Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

Statements of Cash flows for the years ended December 31, 2000, 1999 and
1998

Notes to Financial Statements - December 31, 2000

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

Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying balance sheets of Concepts Direct, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ERNST & YOUNG LLP

Denver, Colorado
February 16, 2001

BALANCE SHEETS

                                                       December 31,
                                                   2000           1999
ASSETS
Current assets:
  Cash and cash equivalents                    $2,289,000      $1,231,000
  Restricted cash                                 500,000            -
  Accounts receivable, less allowances            404,000         641,000
  Deferred advertising costs                    3,747,000       2,115,000
  Inventories, less allowances                  4,841,000       5,221,000
  Prepaid expenses and other                      306,000         473,000
  Net assets of discontinued operations              -            524,000

     Total current assets                      12,087,000      10,205,000

Property and equipment, net                     9,607,000      11,844,000

Capitalized software costs, net                 1,938,000       2,239,000

Trademark and other intangibles, net            1,130,000       1,241,000

Other assets                                    2,870,000         549,000

      TOTAL ASSETS                            $27,632,000     $26,078,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $ 4,481,000     $ 4,506,000
   Current maturities of debt and capital
     lease obligations                             35,000       1,503,000
   Accrued employee compensation                  537,000         583,000
   Customer liabilities                           513,000         779,000

      Total current liabilities                 5,566,000       7,371,000

Debt and capital lease obligations             10,910,000       4,818,000

Commitments and contingencies

Stockholders' equity:
   Common stock, $.10 par value, authorized
      7,500,000 shares, issued and outstanding
      5,015,448 and 4,985,618 in 2000 and 1999,
      respectively                                502,000         499,000
   Additional paid-in capital                  14,396,000      14,398,000
   Accumulated deficit                         (3,742,000)     (1,008,000)

      Total stockholders' equity               11,156,000      13,889,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $27,632,000     $26,078,000

See notes to financial statements.


INCOME STATEMENTS

                                               Year Ended December 31,
                                             2000         1999       1998

Net sales                                 $55,453,000 $55,475,000 $84,773,000

Operating costs and expenses
     Cost of product and delivery          32,653,000  36,356,000  47,493,000
     Selling, general and administrative   23,898,000  22,658,000  39,259,000
     Restructuring costs                      417,000           -           -

Total operating costs and expenses         56,968,000  59,014,000  86,752,000

Operating loss from continuing operations  (1,515,000) (3,539,000) (1,979,000)

Other income (expense), net                 1,567,000    (375,000)    (51,000)

Income (loss) from continuing operations
     before income taxes                       52,000  (3,914,000) (2,030,000)

Benefit for income taxes                            -     789,000     652,000

Income (loss) from continuing operations       52,000  (3,125,000) (1,378,000)

Discontinued operations, net of taxes: "
     Operating loss                        (2,353,000)   (503,000)          -
     Loss on disposal                        (433,000)          -           -

Total loss from discontinued operations    (2,786,000)   (503,000)          -

Net loss                                  $(2,734,000 $(3,628,000)$(1,378,000)


Basic and diluted earnings (loss) per share
     Continuing operations                      $0.01      $(0.63)     $(0.28)
     Discontinued operations                   $(0.56)     $(0.10)     $    -

     Net loss                                  $(0.55)     $(0.73)     $(0.28)

Weighted average number of common shares
     used in computing basic earnings
     (loss) per share                       5,002,586   4,976,819   4,959,286

Weighted average number of common shares
used in computing diluted earnings
(loss) per share                            5,149,342   4,976,819   4,959,286


See notes to financial statements.



STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Additional                Total
                            Common Stock      Paid-In   Retained  Stockholders'
                          Shares    Amount    Capital   Earnings     Equity

Balance at Dec.31,1997  4,957,286 $496,000 $14,319,000 $3,998,000 $18,813,000

Net loss                        -        -           - (1,378,000) (1,378,000)
Exercise of stock options  10,000    1,000       5,000          -       6,000

Balance at Dec.31,1998  4,967,286  497,000  14,324,000  2,620,000  17,441,000

Net loss                        -        -           - (3,628,000) (3,628,000)
Exercise of stock options  18,332    2,000      74,000          -      76,000

Balance at Dec.31,1999  4,985,618  499,000  14,398,000 (1,008,000) 13,889,000

Net loss                        -        -           - (2,734,000) (2,734,000)
Exercise of stock options  29,830    3,000      (2,000)         -       1,000

Balance at Dec.31,2000  5,015,448 $502,000 $14,396,000$(3,742,000)$11,156,000

See notes to financial statements.


STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                           2000         1999           1998
OPERATING ACTIVITIES
 Income (loss) from continuing
    operations                           $   52,000  $(3,125,000) $(1,378,000)
 Adjustments to reconcile income (loss)
    from continuing operations to net
    cash provided by (used in)
    continuing operating activities:
    Decrease (increase) for losses on
       accounts receivable                  (48,000)      23,000       12,000
    Decrease (increase) for losses in
       inventory values                    (114,000)   3,226,000      541,000
    Depreciation                          1,803,000    1,156,000    1,015,000
    Amortization                            504,000      310,000            -
    Increase (decrease) in current and
       deferred income taxes payable              -     (733,000)  (1,075,000)
    Loss (gain) on disposals of property
       and equipment                     (2,398,000)           -       60,000
    Loss on disposal of other assets         53,000            -            -
    Changes in operating assets and liabilities:
      Accounts receivable                   285,000     (248,000)    (144,000)
      Deferred advertising costs         (1,632,000)   2,603,000    3,161,000
      Inventories                           494,000    2,127,000   (5,426,000)
      Income taxes recoverable                    -            -      373,000
      Prepaid expenses and other            167,000     (206,000)     637,000
      Accounts payable                    1,063,000   (1,528,000)  (3,869,000)
      Accrued employee compensation         (46,000)      35,000     (554,000)
      Customer liabilities                 (266,000)     285,000   (1,222,000)
      Interest payable                            -      (29,000)       8,000

NET CASH PROVIDED BY (USED IN)
   CONTINUING OPERATING ACTIVITIES          (83,000)   3,896,000   (7,861,000)

INVESTING ACTIVITIES
   Cash restricted as collateral           (500,000)           -            -
   Release of cash restricted as collateral       -            -      128,000
   Capital expenditures                  (1,300,000)  (3,102,000)  (1,251,000)
   Acquisition of assets                          -   (1,925,000)           -
   Sales of property, equipment and
      investments                         3,162,000            -            -
   Sales of other assets                     75,000            -            -
   Investment in real estate limited
      partnership                          (625,000)           -            -
   Issuance of security deposit to real
      estate limited partnership         (1,010,000)           -            -
   Other investing activities, net           47,000        4,000     (268,000)

NET CASH USED IN CONTINUING INVESTING
   ACTIVITIES                              (151,000)  (5,023,000)  (1,391,000)

FINANCING ACTIVITIES
   Advances on revolving line of credit   4,750,000            -            -
   Repayments on revolving line of credit(4,750,000)           -            -
   Principal payment on debt and capital
      lease obligations                 (10,196,000)  (3,762,000)    (574,000)
   Issuance of debt and capital lease
      obligations                        13,749,000    2,992,000      115,000
   Exercise of stock options                  1,000       76,000        6,000

NET CASH PROVIDED BY (USED IN)
   CONTINUING FINANCING ACTIVITIES        3,554,000     (694,000)    (453,000)

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS 3,320,000   (1,821,000)  (9,705,000)

NET CASH USED IN DISCONTINUED OPERATIONS (2,262,000)  (1,018,000)           -

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                            1,058,000   (2,839,000)  (9,705,000)

Cash and cash equivalents at
   beginning of year                      1,231,000    4,070,000   13,775,000

Cash and cash equivalents at end of year $2,289,000   $1,231,000  $ 4,070,000

See notes to financial statements.


NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Organization:  In this document, the following terms and definitions are used:

The Company refers to Concepts Direct, Inc. and its former subsidiaries, which includes the Concepts Direct catalogs, associated Internet sites and related operations, the iConcepts hosting equipment and software and related operations and the BOTWEB.com Internet portal and related operations. As discussed more fully in Notes 2 and 3, the operations of iConcepts have been significantly curtailed and the operations of BOTWEB are classified as a discontinued operation of the Company.

Concepts Direct markets various products directly to individual consumers, including personalized paper products, gift items, home decorative items and other merchandise under various catalog titles and Internet sites associated with the catalog titles. Concepts Direct's corporate and operations facilities are primarily located in Longmont, Colorado and it sells its products nationwide and in Canada and Japan.

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

The Company's sales are attributable entirely to United States operations. Export sales to Canada and Japan were immaterial during the years ended December 31, 2000, 1999 and 1998.

Cash Equivalents: The Company considers all highly liquid investments, including marketable securities, with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash: The restricted cash balance of $500,000 as of December 31, 2000 represents cash used to secure a $500,000 line of credit with a financial institution.

Accounts Receivable, less allowances: These receivables relate primarily to the rental of Concepts Direct, Inc. customer names less allowance for bad debt. List rental allowances for bad debt was $18,000 and $66,000 in 2000 and 1999 respectively.

Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $17,388,000, $16,721,000 and $34,729,000 in 2000, 1999 and 1998, respectively.

Property and Equipment:   Such assets are stated on the basis of cost.
Buildings and purchased and leased computer software is depreciated using the straight-line method. All other property and equipment is depreciated using accelerated methods.

Inventories: Inventories of products, net of valuation allowances of $1,840,000 and $4,488,000 at December 31, 2000 and 1999, respectively, are stated at the lower of cost (first-in, first-out method) or market.

Capitalized Software Costs: Costs of internally developed software applications, which are for internal use, are capitalized and are being amortized over five years. Amortization of capitalized software costs totaled $391,000, $236,000 and $0 in 2000, 1999, $236,000 and $0 in 2000,
1999, and 1998, respectively.

Trademark and other intangibles: Trademarks and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over 20 and 5 years, respectively. Accumulated amortization on intangibles was $188,000 and $74,000 at December 31, 2000 and 1999, respectively.

Warranties: The Company's sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for various periods. The Company accrues for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience.

Income Taxes:   Deferred income taxes are based on the liability  method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense or benefit is recorded by applying the rate change to the cumulative temporary differences.

Earnings Per Share:   Basic net income per share is computed using the
weighted average number of common shares outstanding during the periods represented. Diluted net income per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares are options issued under the Stock Option Plans which are exercisable as of the end of the year. The common equivalent shares are excluded from the computation of diluted net loss per share when their effect is antidilutive.

Dividend Policy: At the present time, the Company intends to retain earnings to provide funds for operations and expansion of the Company's business. Thus, it does not foresee paying cash dividends in the future.

Barter Transactions: The Company regularly exchanges customer lists with other direct marketers, on a name-for-name basis, with no payment made or received. Such exchanges are not reflected in the Company's financial statements.

Reclassifications: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

Impact of Recently Issued Accounting Standards: In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. As amended, SAB 101, outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC deferred the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of the Company's calendar year. The Company believes that revenue recorded through December 31, 2000 complies with SAB 101.

In March, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted the consensus in 2000. During the year ended December 31, 2000, the Company capitalized $140,000 of web site development costs, of which $16,000 were written off in conjunction with the discontinuance of BOTWEB and the restructuring of iConcepts. The remaining capitalized costs are included in Capitalized software costs, net and will generally be depreciated over a period of two years.

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has no derivative instruments and therefore the adoption of SFAS No. 133 had no effect on the Company's financial statements.

In March 2000, the FASB issued Financial Interpretation No. 44 (FIN 44),
"Accounting for Certain Transactions Involving Stock Compensation."   FIN
44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 for certain issues, such as the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.


NOTE 2 - Discontinued Operations

During the third quarter of 2000, the Company discontinued the operations of the BOTWEB business segment. Specifically, all employees of BOTWEB were terminated, the BOTWEB.com website was shut down and the related software costs were fully written off. Future expenses related to completing the dissolution of BOTWEB are expected to be minimal.

Operating results of the discontinued operations of BOTWEB were as follows:

                                                         December 31,
                                                      2000          1999

Net external sales                               $   64,000     $   64,000

Loss before income taxes                         (2,786,000)      (630,000)

Benefit for income taxes                                  -        127,000

Net loss                                        $(2,786,000)     $(503,000)


Following is a summary of the net assets and liabilities of BOTWEB, Inc.:

                                                         December 31,

                                                      2000          1999

Assets:
     Property                                   $         -      $ 668,000
     Accumulated depreciation                             -        (28,000)

     Total assets                               $         -      $ 640,000

Liabilities:
     Accounts payable                           $         -      $(109,000)
     Accrued employee compensation                        -         (7,000)

     Total liabilities                          $         -      $(116,000)

     Net assets                                 $         -      $ 524,000



NOTE 3 - Restructuring Costs

During the third quarter of 2000, the Company restructured it business, including a decision to significantly reduce the on-going activities of its iConcepts business segment. In connection with this restructuring, management determined that certain capitalized software and website development costs associated with the operations of the iConcepts business segment were significantly impaired. Accordingly, the carrying value of such assets were fully written off in the third quarter of 2000, with associated charges to restructuring costs totaling $417,000. The Company wrote off approximately $668,000 of capitalized software net of $251,000 accumulated amortization in the third quarter.


NOTE 4.   Statements of Cash Flows

Following is supplemental information to the statements of cash flows:
                                                  Year Ended December 31,
                                               2000      1999        1998
Non-cash investing and financing activities:
  Interest financed as debt                 $ 10,023   $      -    $ 13,000
  Equipment financed through capital leases        -    122,000     236,000
  Note receivable issued pursuant to
     land sale (see note 5)                  880,000          -           -
  Accounts payable refinanced as debt      1,088,000          -           -

Cash - flow data:
  Cash paid during the year for interest    $884,000   $561,000    $486,000


NOTE 5.   Property and Equipment

Following is a summary of property and equipment at:
                                                                   Principal
                                                December 31,       Estimated
                                             2000       1999     Useful Lives

Data processing equipment               $ 2,293,000 $ 2,101,000    3-5 years
Computer software and website
   development                            1,296,000   1,441,000    2-5 years
Furniture and equipment                   2,392,000   2,211,000    3-5 years
Building and land leased under
   financing arrangement                  7,830,000           -     20 years
Land held for sale or expansion             303,000   1,950,000          N/A
Building                                          -   7,294,000     30 years
Land used in operations                           -   1,111,000          N/A

                                         14,114,000  16,108,000
Less accumulated depreciation            (4,507,000) (4,264,000)

                                        $ 9,607,000 $11,844,000

Until 2000, the Company owned approximately 128 acres of undeveloped land in Longmont, Colorado, (classified as "Land held for sale or expansion" above). In 2000, the Company sold approximately 100 acres of the land for approximately $3,869,000 (net of $111,000 of closing costs.) Of the $3,869,000 of net proceeds, $880,000 was received as a Note Receivable. The Note Receivable carries an interest rate of 8.0%, with interest only payments due quarterly through December 2003, at which time the unpaid interest and principal payments are due in full. The Company has recognized a gain on the transaction of approximately $2,393,000, which is recorded as other income.

In November 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98
"Accounting for Leases" (Statement No. 98) the lease is recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The Company's performance under the lease is secured by the Company's investment in the Limited Partnership as well as a security deposit of $1.0 million at December 31, 2000. The Company accounts for its investment in the Limited Partnership under the equity method.


NOTE 6.  Other Assets

Following is a summary of other assets at:               December 31,
                                                       2000        1999
Investments                                       $        -    $ 32,000
Investment in Limited Partnership                    625,000           -
Note receivable                                      880,000           -
Security deposit                                   1,010,000           -
Refundable deposits                                  108,000     113,000
Product development costs (net of amortization)      247,000     404,000

                                                  $2,870,000    $549,000


NOTE 7.    Lines of Credit, Debt and Capital Lease Obligations

Debt and capital lease obligations consist of
    the following at December 31:                      2000        1999

Financed real estate obligation, principal and
interest payable monthly though 2020, with
interest at 12.48%.                               $10,910,000   $       -

Mortgage loan payable to bank, principal and
interest payable monthly through 2005 at prime
(8.50% at December 31, 1999).                               -    4,233,000

Mortgage loan payable to bank, principal and
interest payable monthly through 2002,with
interest at 7.875% at December 31, 1999                     -      925,000

Note payable to bank, principal and interest
payable monthly, balance due in 2000 with
interest at prime plus 1.5% (10.0%
at December 31,1999).                                       -      804,000

Note payable to bank, principal and interest
payable monthly through 2002, with interest
at prime (8.5% at December 31, 1999)                        -      125,000

Liabilities connected with acquisition of
assets, balance due in 2000.                                -       67,000

Capital lease obligation, principal and interest
payable monthly through 2001, with interest at 8.56%   35,000      167,000

Total debt and capital lease obligations           10,945,000    6,321,000

Less current maturities                                35,000    1,503,000

Long-term debt obligations                        $10,910,000   $4,818,000

The estimated aggregate debt and capital lease
   maturities as of December 31, 2000 are:
2001                                                               $35,000
2002                                                                     -
2003                                                                     -
2004                                                                     -
2005                                                                     -
Thereafter                                                      10,910,000

Total debt and capital lease obligations.                      $10,945,000

The carrying amounts of the Company's borrowings approximate their fair market value as all borrowings have interest rates which approximate the current market rates for such borrowings.

In September, 1998, the Company entered into a $300,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate and expiring February, 2002. As of December 31, 2000 and 1999, $0 and $124,846 were outstanding under this agreement. After February, 1999, borrowings
under the credit facility were not allowed.   As of November 30, 2000 the
credit facility has been cancelled.

As of December 31, 2000, the Company had $500,000 available from a revolving line of credit with a Bank, secured by restricted cash of a like amount.


NOTE 8.    Operating Lease Obligations

Future minimum lease payments for all non-cancelable operating leases are as follows at December 31, 2000:

     2001                            $1,104,000
     2002                               511,000
     2003                               120,000
     2004                                16,000
     2005                                 3,000

Total future minimum lease payments  $1,754,000

The Company leases various equipment used in operations under agreements which expire at various dates through January 2005, excluding various renewal options available, some of which are subject to annual adjustments for cost escalation. Total rental expense for all operating leases amounted to $1,144,000, $1,340,000 and $1,281,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 9.    Other Income (Expense), Net


Following is a summary of the Company's other income (expense):
                                               Year Ended December 31,
                                             2000          1999       1998

Interest income	                            $59,000       $92,000  $363,000
Interest expense                           (884,000)     (530,000) (507,000)
Gain (loss) on disposal of property
     and equipment                        2,398,000             -   (60,000)
Loss on disposal of other assets            (53,000)            -         -
Other, net                                   47,000        63,000   153,000

                                         $1,567,000     $(375,000) $(51,000)


NOTE 10.  Income Taxes

The differences between federal statutory income tax rates and the Company's effective tax rates are as follows:
                                                Year Ended December 31,
                                           2000         1999        1998
Federal tax expense (benefit) at
   statutory rate                      $(930,000)  $(1,545,000)  $(690,000)
Valuation allowance                      923,000       674,000           -
Effect of permanent differences            2,000         2,000       2,000
Revision of prior year estimates           5,000       (47,000)     36,000

                                       $       -   $  (916,000)  $(652,000)

The income tax expense (benefit) consists of the following:

                                 Year Ended December 31,
                  2000                 1999                  1998
           Current   Deferred   Current   Deferred     Current    Deferred

Federal    $     -   $      -  $(55,000) $(861,000)   $423,000 $(1,075,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets consist of the following:

                                                         December 31,
                                                     2000          1999
Deferred tax liabilities:
     Deferred advertising costs                 $(1,081,000)   $ (410,000)
     Property and equipment                        (152,000)   (1,153,000)

Deferred tax liabilities                         (1,233,000)   (1,563,000)

Deferred tax assets:
     Allowance for doubtful accounts                 10,000        24,000
     Inventory differences                          904,000     1,819,000
     Sale/leaseback                               1,070,000             -
     Other nondeductible accruals                   168,000       187,000
     Net operating loss carryforwards/carrybacks    678,000       335,000

Deferred tax assets                               2,830,000     2,365,000

Valuation allowance                              (1,597,000)     (674,000)

Net deferred tax assets (liabilities)           $         -    $  128,000


NOTE 11.    Stockholders' Equity

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan (the 1992 Employee Plan), certain key employees have been granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of the grant. Options granted are exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees.
There were 323,000 and 355,000 shares of common stock reserved for issuance under this plan as of December 31, 2000 and 1999.

Under the terms of the Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan, the outside directors have been granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 37,334 shares of common stock reserved for issuance under this plan as of December 31, 2000 and 1999, respectively. No additional options may be granted under this plan.

Under the terms of the Concepts Direct, Inc. 1998 Non-Employee Directors Stock Option Plan, the outside directors have been granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options are exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 52,000 shares of common stock reserved for issuance under this plan as of December 31, 2000 and 1999.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB25) and related
Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (statement No. 123), requires use of option valuation models that were not developed for use in valuing the stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:
                                                   2000      1999      1998
Risk-free interest rate                            5.5%      5.5%      5.5%
Dividend yield                                     0.0%      0.0%      0.0%
Volatility factors of the expected market price
   of the Company's common stock                  0.807     0.560     0.563
Weighted-average expected life of the employee
   stock options                               5.5 years  5.5 years  5.5 years
Weighted-average expected life of the
   non-employee stock options                    2 years    2 years    2 years

The weighted-average fair value of options granted were as follows:
                                                   2000      1999      1998
Employee plan                                     $3.68     $5.14     $5.50
Non-employee plans                                $   -     $   -     $3.55

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair" value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:
                                          2000          1999          1998
Pro forma net loss from continuing
   operations                       $  (179,000)   $(3,356,000)  $(1,508,000)
Pro forma basic and diluted loss per
   share from continuing operations $     (0.04)   $     (0.67)  $     (0.30)

Pro forma net loss                  $(2,965,000)   $(3,859,000)  $(1,508,000)
Pro forma basic and diluted loss
   per share                        $     (0.59)   $     (0.78)  $     (0.30)


NOTE 11.    Stockholders' Equity (Continued)
A summary of the Company's stock option activity, and related information follows:
                                    Employee Plan          Non-Employee Plans
                                              Weighted              Weighted
                                  Number      Average     Number    Average
                                    of        Exercise      of      Exercise
                                  Shares        Price     Shares     Price
Outstanding at Dec. 31, 1997      252,000     $  3.92     26,666    $ 6.95
   Granted at market price         81,000     $  9.81     22,000    $10.51
   Exercised                      (10,000)    $  0.54          -    $    -
   Canceled                       (30,000)    $ 14.64          -    $    -
Outstanding at Dec. 31, 1998      293,000     $  4.57     48,666    $ 8.56
   Granted at market price         25,000     $  9.19          -    $    -
   Exercised                       (5,000)    $  4.06    (13,332)   $ 4.15
   Canceled                             -     $     -          -    $    -
Outstanding at Dec. 31, 1999      313,000     $  4.94     35,334    $ 10.22
   Granted at market price         50,000     $  5.08          -    $     -
   Exercised                      (32,000)    $  0.75          -    $     -
   Canceled                       (13,000)    $  7.41          -    $     -

Outstanding at Dec. 31, 2000      318,000     $  5.29     35,334    $ 10.22

A summary of outstanding options, by year they become exercisable, follows:
                                     Employee Plan      Non-Employee Plans
                                              Weighted              Weighted
                                  Number      Average     Number    Average
                                    of        Exercise      of      Exercise
                                  Shares       Price      Shares     Price
Currently exercisable             118,750     $  1.79     28,006    $ 10.15
2001                               46,000     $  3.51      7,328    $ 10.51
2002                               46,250     $  6.72          -    $     -
2003                               39,000     $  7.99          -    $     -
2004                               27,750     $  9.96          -    $     -
2005                               27,750     $  9.96          -    $     -
2006                                8,750     $ 10.24          -    $     -
2007                                3,750     $ 11.38          -    $     -
Outstanding at December 31, 2000  318,000     $  5.29     35,334    $ 10.22

Exercise price range of options outstanding:
                                              Employee Plan
                                              Weighted Avg.      Weighted
                                  Number        Remaining         Average
           Exercise Price      Outstanding   Contractual Life  Exercise Price
           $0.50 - $0.875        87,000           2.56            $ 0.62
           $2.375 - $6.25        95,000           6.38              3.09
           $9.125 - $9.50       116,000           9.39              6.33
           $11.375 - $14.50      20,000           8.68             12.16

                                318,000           5.88            $ 5.29

Weighted-average remaining contractual life of options outstanding:
                                            Non-Employee Plan
                                              Weighted Avg.      Weighted
                                  Number        Remaining         Average
           Exercise Price      Outstanding  Contractual Life   Exercise Price
           $8.94                 16,000           3.00            $ 8.94
           $9.75                 13,334           1.00              9.75
           $14.70                 6,000           2.34             14.70

                                 35,334           2.10            $10.22


NOTE 12.   Employee Retirement Savings Plan

In May 1985, the Company adopted a Retirement Savings Plan (the Plan) under
Section 401(k) of the Internal Revenue Code. Participation in the Plan, as amended, is available to any employee of the Company who has completed six months of service and is age twenty-one or older. The Company matches up to $.50 for each dollar contributed by each participant on the first 6% of eligible compensation, depending on years of service. The Company may
contribute an additional amount if it has sufficient profits.   The Company's
contributions to employees of the plan were $120,000, $100,000 and $9,000 in 2000, 1999 and 1998 respectively.

NOTE 13.   Quarterly Financial Information (Unaudited)
                                                   Basic and Diluted
                                                    Earnings (Loss)
                   Income                             per Common     Basic and Diluted
                 (Loss) from   Loss from     Net      Share from       Earnings(Loss)
          Net     Continuing  Discontinued  Income    Continuing        per Common
         Sales    Operations   Operations   (Loss)    Operations          Share

         (Dollars in thousands except per share data)
2000:
  First  $12,743   $  (259)     $(1,496)   $(1,755)     $(0.05)          $(0.35)
  Second  11,179    (1,254)        (596)    (1,850)      (0.25)           (0.37)
  Third   11,391    (2,162)        (676)    (2,838)      (0.43)           (0.57)
  Fourth  20,140     3,727          (18)     3,709        0.01             0.74

1999:
  First  $12,546   $  (440)     $    (5)   $  (445)     $(0.09)          $(0.09)
  Second  11,068      (711)         (25)      (736)      (0.14)           (0.15)
  Third   11,252      (622)        (114)      (736)      (0.12)           (0.15)
  Fourth  20,609    (1,352)        (359)    (1,711)      (0.26)           (0.34)

1998:
  First  $15,480   $(1,045)     $     -    $  (624)     $(0.13)          $(0.13)
  Second  15,855      (286)           -       (193)      (0.04)           (0.04)
  Third   19,495    (1,423)           -       (985)      (0.20)           (0.20)
  Fourth  33,943       775            -        424        0.09             0.09

NOTE 14.   Segment Disclosure

During 1999, the Company began to pursue several e-commerce business strategies designed to compliment and enhance its core catalog business. The initiatives included web service and hosting as well as design of an Internet portal. As part of this continuing development in late 1999, management began to assess and evaluate these initiatives as separate business lines. Consistent with this perspective and to provide better operational focus, management also at this time initiated a reorganization process designed to reflect its business as three separate operating segments. These segments were:

Concepts Direct
Concepts Direct markets various products directly to individual consumers, including personalized paper products, gift items, home decorative items and other merchandise under several catalog titles and Internet sites associated with the catalog titles. Concepts Direct will also provide back office functions for all segments such as warehousing, distribution, fulfillment, order entry, inventory procurement, accounting and human resources. Concepts Direct also operates an Internet inventory liquidation site.

iConcepts
iConcepts was to operate as a business incubator, conceptualizing and developing new Internet businesses. iConcepts also planned to provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts would have included site hosting and development, online order processing and database management. As discussed more fully in note 3, the operations of iConcepts business segment have been significantly curtailed. At December 31, 2000 all remaining operations of iConcepts are a part of Concepts Direct.

BOTWEB
BOTWEB was a portal whose primary target customers were female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB had classified Best Of The WEB, BOTWEB offered a variety of free services, including email, driving directions and maps, news, weather and sports. As discussed more fully in note 2, the operations of the BOTWEB business segment are classified as a discontinued operation of the Company.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). The Company evaluated the performance of its business segments based on operating profit (loss). The accounting policies of the Company's segments were the same as those described in Note 1.

Pertinent financial data by operating segment for the three years ended December 31, 2000 are as follows (in thousands):

                                 Concepts                    Discontinued
                                  Direct  iConcepts  BOTWEB   Operations   Eliminations    Total

2000
  Net sales to third parties      $54,839   $  614   $   64    $    (64)     $      -     $55,453
  Net sales to related parties        112 (1)1,450 (2)   28   (3)     -        (1,590)          -
    Total net sales                54,951    2,064       92         (64)       (1,590)     55,453

  Cost of product and delivery
     from third parties            30,413    2,240    1,044      (1,044)            -      32,653
  Cost of product and delivery
     from related parties             863      116      543           -        (1,522)          -
                                   31,276    2,356    1,587      (1,044)       (1,522)     32,653

  Selling, general and admin-
     istrative from third parties  22,120    1,778    1,373      (1,373)            -      23,898
  Selling, general and admin-
     istrative from related
     parties                           18       10       40           -           (68)          -
                                   22,138    1,788    1,413      (1,373)          (68)     23,898

  Restructuring costs                   -      417        -           -             -         417
  Loss on discontinuance of
     business segment                   -        -      433        (433)            -           -

       Total expenses              53,414    4,561    3,433      (2,850)       (1,590)     56,968

  Operating loss                    1,537   (2,497)  (3,341)      2,786             -      (1,515)

  Other income (expense)            1,674     (107)       -           -             -       1,567

  Income (loss) before income
     taxes                        $ 3,211  $(2,604) $(3,341)     $2,786        $    -     $    52

  Identifiable assets             $27,632  $     -  $     -      $    -        $    -     $27,632


                                 Concepts                    Discontinued
                                  Direct  iConcepts  BOTWEB   Operations   Eliminations    Total
1999
  Net sales to third parties      $55,471  $     4  $    64      $  (64)       $    -     $55,475
  Net sales to related parties         10 (1)1,268 (2)   19    (3)    -        (1,297)          -
  Total net sales                  55,481    1,272       83         (64)       (1,297)     55,475

  Cost of product and delivery
     from third parties            35,661      695      202        (202)            -      36,356
  Cost of product and delivery
     from related parties             796        6       52           -          (854)          -
                                   36,457      701      254        (202)         (854)     36,356

  Selling, general and admin-
     istrative from third parties  20,765    1,893      492        (492)            -      22,658
  Selling, general and admin-
     istrative from related parties   425        9        9           -          (443)          -
                                   21,190    1,902      501        (492)         (443)     22,658

       Total expenses              57,647    2,603      755        (694)       (1,297)     59,014

  Operating loss                   (2,166)  (1,331)    (672)        630             -      (3,539)

  Other expense                      (375)       -        -           -             -        (375)

  Loss before income taxes        $(2,541) $(1,331)   $(672)       $630       $     -     $(3,914)

  Identifiable assets             $19,091  $ 6,404    $ 699        $524       $  (524)    $26,194


                                 Concepts                    Discontinued
                                  Direct  iConcepts  BOTWEB   Operations   Eliminations   Total
1998
  Net Sales to third parties     $84,773   $     -   $    -    $      -     $       -    $84,773
  Net Sales to related parties         - (1) 1,266 (2)    -           -        (1,266)         -
  Total net sales                 84,773     1,266        -           -        (1,266)    84,773

  Cost of product and delivery
     from third parties           46,123     1,370        -           -             -     47,493
  Cost of product and delivery
     from related parties          1,266         -        -           -        (1,266)         -
                                  47,389     1,370        -           -        (1,266)    47,493

  Selling, general and admin-
     istrative from third parties 38,872       387        -           -             -     39,259
  Selling, general and admin-
     istrative from related
     parties                           -         -        -           -             -          -
                                  38,872       387        -           -             -     39,259

       Total expenses             86,261     1,757        -           -        (1,266)    86,752

  Operating loss                  (1,488)     (491)       -           -             -     (1,979)

  Other expense                      (51)        -        -           -             -        (51)

  Loss before income taxes       $(1,539)  $  (491)  $    -    $      -     $       -    $(2,030)

  Identifiable assets            $27,519    $4,554   $    -    $      -     $       -    $32,073

(1) Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges.
(2) Represents Internet site development, production and maintenance charges
(3) Represents BOTWEB directory advertising charges


NOTE 15.  Subsequent Events
In January 2001, the Board of Directors authorized the repurchase of up to $250,000 of the Company's common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of February 16, 2001 an immaterial amount has been purchased.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             CONCEPTS DIRECT, INC.
                         Year Ended December 31, 2000

        COL. A                       COL. B      COL. C     COL. D     COL. E         COL. F
                                                Charged   Charged to
                                   Balance at  (Credited)   Other                   Balance at
                                   Beginning    to Costs   Accounts-    Deductions        End
      DESCRIPTION                  of Period  and Expenses Describe      Describe      of Period
Year Ended December 31, 2000
 Deducted from asset accounts:
  Allowance for doubtful accounts $   66,000   $ (48,000)   $      -    $         -       $18,000
  Allowance for inventory
      obsolescence                 4,488,000    (114,000)          -     (2,534,000) (b)1,840,000

    Totals deducted from asset
    accounts                      $4,554,000   $(162,000)   $      -    $(2,534,000)   $1,858,000

  Product warranty liability      $  251,000   $ (27,000)   $      -    $         -    $  224,000

Year Ended December 31, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts $   42,000   $  24,000    $      -    $         -    $   66,000
  Allowance for inventory
      obsolescence                   740,000   3,226,000     756,000(c)    (234,000)(b) 4,488,000

    Totals deducted from asset
    accounts                      $  782,000  $3,250,000    $756,000    $  (234,000)   $4,554,000

  Product warranty liability      $  274,000  $  (23,000)   $      -    $         -    $  251,000

Year Ended December 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts $   57,000  $   12,000    $      -    $   (27,000)(a)$   42,000
  Allowance for inventory
      obsolescence                   394,000     541,000           -       (195,000)(b)   740,000

    Totals deducted from asset
    accounts                      $  451,000  $  553,000    $      -    $  (222,000)   $  782,000

  Product warranty liability        $286,000    $(12,000)   $      -    $         -    $  274,000

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

With the exception of the information incorporated by reference from the Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Proxy Statement for its annual meeting of shareholders scheduled for May 10, 2001 is not to be deemed filed as a part of this Report.

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" and "Section 16(a) compliance" in the Proxy Statement for its annual meeting of shareholders scheduled for May 10, 2001.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM  11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for May 10, 2001.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND 			MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for May 10, 2001. Management does not know of any arrangements the operation of which may at a subsequent date results in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A


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

          3. Exhibits required to be filed by Item 601 of Regulation S-K: SEE INDEX TO EXHIBITS

   (b) No Reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2000.


INDEX TO EXHIBITS

   (3)  Articles of incorporation and bylaws.

      3(a) Registrant's Amended and Restated Certificate of
      Incorporation filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by this reference.

      3(b) 3(a)(i) Registrant's Amendment of Amended and Restated Certificate of Incorporation filed as Exhibit 3(i)(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by this reference.

      3(c) Registrant's Bylaws and Statement of Organization of the Incorporator filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by this reference.

   (4) Instruments defining the rights of security holders, including indentures.

      4(a) See the Seventh Article of Exhibit 3(a) and Articles I, IV, V, VI and VII of Exhibit 3(b).

   (10) Material Contracts.

      10(a) Commercial Lease Agreement between Registrant and Colorful Avenue, Ltd. as landlord, dated September 13, 2000, in connection with a lease of the Registrant's corporate headquarters and fulfillment center in Longmont, Colorado is filed herewith.

      10(b) First Amendment dated November 2, 2000 to Commercial Lease Agreement between Registrant and Colorful Avenue Ltd. as landlord dated September 13, 2000 is filed herewith.

      10(c) Limited Partnership Agreement of Colorful Avenue Ltd., a Colorado Limited Partnership, is filed herewith.

      10(d) 2001 Incentive Compensation Plan for officers of the registrant is filed herewith.

      10(e) 1992 Stock Option Plan was previously filed as Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

      10(f) 1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993, and is expressly incorporated herein by this reference.

      10(g) First Amendment to the 1992 Stock Option Plan was previously filed as Exhibit A to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and is expressly incorporated herein by reference.

      10(h) 1998 Non-Employee Directors Stock Option Plan was previously filed as Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders on April 24, 1998 is expressly incorporated by reference.


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

CONCEPTS DIRECT, INC.

Date: March 30, 2001         By:/s/ J. Michael Wolfe
                                    J. Michael Wolfe
                                    Chief Executive Officer

Date: March 30, 2001         By:/s/ David H. Haddon
                                    David H. Haddon
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001            /s/ Virginia B. Bayless
                                    Virginia B. Bayless, Director

Date: March 30, 2001            /s/ Robert L. Burrus, Jr.
                                    Robert L. Burrus, Jr., Director

Date: March 30, 2001            /s/ Kenneth M. Gassman
                                    Kenneth M. Gassman, Director

Date: March 30, 2001            /s/ Marshall S. Geller
                                    Marshall S. Geller, Director

Date: March 30, 2001            /s/ Stephen R. Polk
                                    Stephen R. Polk, Director

Date: March 30, 2001            /s/ Phillip A. Wiland
                                    Phillip A. Wiland, Director

Date: March 30, 2001            /s/ J. Michael Wolfe
                                    J. Michael Wolfe, Director