Form 10-Q
period 2001-03-31
CONCEPTS DIRECT INC
filed 2001-05-09
CIK 891035

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2001

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

Yes  X    No
As of May 8, 2001, 4,991,748 shares of Common Stock, $.10 par value, were outstanding.


                             CONCEPTS DIRECT, INC.

                                   FORM 10-Q

                                     INDEX


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:                                PAGE NO.

              Balance Sheets as of December 31, 2000
              March 31, 2001 (unaudited)..............................3

              Statements of Operations for the three months ended
              March 31, 2001 and 2000 (unaudited).....................4

              Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000 (unaudited).....................5

              Notes to Financial Statements...........................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................8

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................13


                           CONCEPTS DIRECT, INC.
                               BALANCE SHEETS

                                            March 31,          December 31,
                                              2001                 2000
                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $ 1,891,000         $ 2,289,000
  Restricted cash                             500,000             500,000
  Accounts receivable, less allowances        525,000             404,000
  Deferred advertising costs                3,108,000           3,747,000
  Inventories, less allowances              4,688,000           4,841,000
  Prepaid expenses and other                  287,000             306,000

       Total current assets                10,999,000          12,087,000

Property and equipment, net                 9,417,000           9,607,000

Capitalized software costs, net             1,838,000           1,938,000

Trademark and other intangibles, net        1,101,000           1,130,000

Other assets                                2,847,000           2,870,000


       TOTAL ASSETS                       $26,202,000         $27,632,000


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 4,092,000         $ 4,481,000
  Current maturities of debt and
    capital lease obligations                   -                  35,000
  Accrued employee compensation               724,000             537,000
  Customer liabilities                        550,000             513,000

       Total current liabilities            5,366,000           5,566,000

Debt and capital lease obligations         10,941,000          10,910,000


Stockholders' equity:
  Common stock, $.10 par value,
    authorized 7,500,000 shares,
    issued and outstanding
    5,015,448 shares                          502,000             502,000
  Additional paid-in capital               14,396,000          14,396,000
  Accumulated deficit                      (4,908,000)         (3,742,000)
  Treasury stock at cost,
    23,700 shares in 2001                     (95,000)               -


       Total stockholders' equity           9,895,000          11,156,000


       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $26,202,000         $27,632,000



See notes to financial statements.



                            CONCEPTS DIRECT, INC.
                              INCOME STATEMENTS
                                 (unaudited)

                                             Three Months Ended March 31,
                                                  2001            2000

Net sales                                     $12,092,000     $12,743,000

Operating costs and expenses
   Cost of product and delivery                 6,989,000       7,792,000
   Selling, general and administrative          6,065,000       5,138,000

Total operating costs and expenses             13,054,000      12,930,000

Operating loss from continuing operations        (962,000)       (187,000)

Other expense, net                               (204,000)        (72,000)

Loss from continuing operations before
   income taxes                                (1,166,000)       (259,000)

Discontinued operations, net of taxes:
   Operating loss                                   -          (1,496,000)

Total loss from discontinued operations             -          (1,496,000)


Net loss                                      $(1,166,000)    $(1,755,000)


Basic and diluted loss per share
   Continuing operations                      $     (0.23)    $     (0.05)
   Discontinued operations                    $       -       $     (0.30)

   Net loss                                   $     (0.23)    $     (0.35)

Weighted average number of common shares
   used in computing basic and diluted
   loss per share                               4,998,379       4,985,618


See notes to financial statements.


                            CONCEPTS DIRECT, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                 Three Months Ended March 31,
                                                      2001            2000
OPERATING ACTIVITIES
  Loss from continuing operations                 $(1,166,000)   $ (259,000)
  Adjustments to reconcile loss from
        continuing operations to net cash
        provided by (used in) continuing
        operating activities:
    Decrease (increase) for losses on accounts
      receivable                                        1,000       (29,000)
    Decrease (increase) for losses in inventory
      values                                          177,000       (11,000)
    Depreciation                                      367,000       344,000
    Amortization                                       29,000        56,000
    Gain on disposals of property and equipment           -           1,000
    Loss  on disposal of other assets                     -         (43,000)
    Changes in operating assets and liabilities:
      Accounts receivable                            (122,000)      283,000
      Deferred advertising costs                      639,000      (687,000)
      Inventories                                     (24,000)     (432,000)
      Prepaid expenses and other                       19,000        (5,000)
      Accounts payable                               (389,000)    1,143,000
      Accrued employee compensation                   187,000       232,000
      Customer liabilities                             37,000      (101,000)

  NET CASH PROVIDED BY (USED IN) CONTINUING
      OPERATING ACTIVITIES                           (245,000)      492,000

INVESTING ACTIVITIES
  Capital expenditures                                (77,000)     (328,000)
  Purchase of treasury stock                          (95,000)          -
  Sales of property and equipment                         -          53,000
  Sales of other assets                                   -          75,000
  Other investing activities, net                      23,000        51,000

  NET CASH USED IN CONTINUING INVESTING ACTIVITIES   (149,000)     (149,000)

FINANCING ACTIVITIES
  Advances on revolving line of credit                    -         950,000
  Repayments on revolving line of credit                  -        (750,000)
  Principal payment on debt and capital
    lease obligations                                  (4,000)     (296,000)

  NET CASH USED IN CONTINUING FINANCING ACTIVITIES     (4,000)      (96,000)

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FROM CONTINUING OPERATIONS                       (398,000)      247,000

  NET CASH USED IN DISCONTINUED OPERATIONS                -      (1,478,000)

  DECREASE IN CASH AND CASH EQUIVALENTS              (398,000)   (1,231,000)

Cash and cash equivalents at beginning of period    2,289,000     1,231,000

Cash and cash equivalents at end of period         $1,891,000   $       -


See notes to financial statements.







                             CONCEPTS DIRECT, INC.

                         Notes to Financial Statements
                                  (Unaudited)


Note 1 - Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - Discontinued Operations

During the third quarter of 2000, the Company discontinued the operations of the BOTWEB business segment. Specifically, all employees of BOTWEB were terminated, the BOTWEB.com website was shut down and the related software costs were fully written off. Future expenses related to completing the dissolution of BOTWEB are expected to be minimal.

Operating results of the discontinued operations of BOTWEB were as follows:

                                                        March 31,
                                                   2001            2000

Net external sales                               $    -       $    64,000


Net loss                                         $    -       $(1,496,000)


The net assets of Botweb, Inc. were $0 as of March 31, 2001 and December
31, 2000.

NOTE 3 - Sale and Subsequent Leaseback of Real Estate

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

NOTE 4.  Treasury Stock

In January 2001, the Board of Directors authorized the repurchase of up to $250,000 of the Company's common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of May 8, 2001, 23,700 shares have been purchased




Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
Concepts Direct, Inc. ("the Company") is a direct retailing company focused on building and managing customer relationships through its five catalog brands and associated websites. The Company's core business strategy is to attract millions of customers to its database, utilizing the Colorful Images brand as a primary name generation vehicle. Then, using the selectivity of the Company's database, the Company can identify appropriate "follow-on" marketing offers. The Company sells personalized paper products, such as address labels, stationery, and calling cards. It also sells a diverse line of merchandise, including home decorative items, gift items, collectibles and casual apparel. The Company houses all of its operations in Longmont, Colorado. During the first half of 2000, the Company engaged in significant development efforts, with significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 2000. In early 2000, the Company moved certain of its Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand its Internet strategy and benefit from assets that were created to support its Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company discontinued BOTWEB and significantly scaled back the operations of iConcepts to support only the on-going operations of the catalog brands of Concepts Direct, Inc. The remaining assets and employees of iConcepts, Inc. were incorporated back into the parent company, Concepts Direct, Inc., in the fourth quarter of 2000. The results of operations of the iConcepts subsidiary are included in reported financial performance of the continuing operations.

Net Sales

Net sales were $12.1 million during the first three months of 2001, compared to $12.7 million during the same period of 2000. Management planned some of these decreases to achieve its objective of reducing prospecting losses per mail cycle. Personalized paper products increased as a percentage of total sales from 45% in the first three months of 2000 to 54% in the same period of 2001. The increase for personalized paper products occurred primarily because of a reduction in circulation of catalogs that primarily sold gift, home decor and other merchandise. Circulation of the Colorful Images catalog, which advertises a wide variety of high-margin personalized paper products, increased during the first three months of 2001, as did associated sales from the catalog.

The business of the Company is seasonal. In 2000 the Company recognized about 36% of total revenue in the fourth quarter of the year.

Management also believes that some portion of the decline in sales can be attributed to the softening of the United States economy during the first quarter of 2001.

Cost of Product and Delivery and Gross Profit

Cost of product and delivery as a percentage of sales was 58% in the first three months of 2001, compared to 61% in the same period of 2000. Gross profit increased slightly from $5.0 million, or 39% of sales, in the first three months of 2000 to $5.1 million, or 42% of sales, in the same period of 2001. The higher gross profit percentage in the first three months of 2001 compared to 2000 resulted primarily from the increase in personalized paper products as a percent of sales and the reduction in staff of the Company's information technology department in connection with the scaling back of iConcepts and the discontinuance of BOTWEB. In the first three months of 2001 and 2000, personalized paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. Management anticipates that personalized paper products will continue to make up a greater percentage of sales during the balance of 2001 than such products did in 2000.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $1.0 million, or 18%, to $6.1 million in the first three months of 2001 from $5.1 million in the same period in 2000.

The increase in 2001 resulted primarily from higher advertising costs as a percentage of sales. Advertising costs as a percentage of sales rose from about 27% in the first quarter of 2000 to about 35% in the first quarter of 2001. The most significant factors in the increase in advertising costs as a percentage of sales were the increases in paper and postage costs incurred for catalog production and delivery compared to such costs in 2000. Such costs may be partially offset during the balance of 2001 by carefully managing the size and distribution of future catalogs and through intelligent forward purchasing of paper on the spot market. Nonetheless management believes it is likely that marketing costs will continue to be above 2000 levels for the balance of 2001. Management also believes that if the United States economy continues to experience the same or greater levels of slowing as was experienced in the first quarter of 2001, marketing cost may continue to increase as a percent of sales.

Operating loss from continuing operations

The Company's loss from continuing operations was $1.2 million in the first three months of 2001, compared to $0.3 million in the same period of 2000. The primary reason for the increased loss is the sales decline and increased selling, general and administrative costs as discussed above.

Other income (expense)

Other income (expense), consisting primarily of interest expense and interest income was expense of $204,000 in the first three months of 2001 compared to expense of $72,000 for the same period of 2000. The Company also realized gains from the equity investment in a real estate limited partnership as described more fully below.

Interest expense was $342,000 for the first three months of 2001 compared to $134,000 for the same period in 2000. The increase in interest expense in 2001 resulted primarily from increased interest costs associated with the sale and subsequent leaseback of the Company's corporate headquarters and fulfillment center as described more fully below.

In November, 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases," the lease has been recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The investment in the Limited Partnership is accounted for using the equity method. The Company's equity in the net income of the Limited Partnership was about $50,000 during the first three months of 2001. The financing transaction, which carries an imputed interest rate of 12.48%, will cause interest expense to increase throughout 2001 over 2000 levels.

Income taxes

The Company had no income tax provision or benefit in the first three months of 2001 and 2000. The income tax rate of 0% was because of the reduction of the deferred tax asset attributable to net operating losses generated during those periods to a value anticipated by management to be realizable in the near future. Management anticipates the income tax rate in 2001 will be 0%, principally because of the net operating loss carryforwards available but not utilized.

Discontinued Operations

As mentioned above, the Company discontinued the operations of its BOTWEB subsidiary. For accounting purposes, most of the revenues and costs attributable to the BOTWEB business segment have been classified as discontinued operations.

The total loss from discontinued operations for the first three months of 2001 was $0 compared to an operating loss of $1.5 million for the same period in 2000.

Management anticipates that on-going expenses related to BOTWEB will be nominal.

Outlook

During 2001, the Company will continue to operate its catalog brands and their associated Internet sites. It will focus on attempting to provide profitability with, at best, modest growth in sales. A major objective will be to produce improved brand contribution and performance and continue certain controls such as prospecting loss limits on the quality of catalog performance. This may restrict the development of new catalogs until earnings are consistent with levels management believes are appropriate to support development costs. During 2001, the Company may extend its microniche marketing program and may test narrowly niched catalogs under its existing brands. Further, the Company may consider appropriate acquisition opportunities which management and the Board of Directors feel may complement the existing brands and/or provide economies of scale by utilizing the Company's existing infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $188,000 during the first three months of 2001 to $1,891,000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The net loss of $1,166,000 experienced during the first quarter of 2001 did not significantly affect available cash balances because of:

* Non-cash expenses for losses on accounts receivable, losses in inventory values, depreciation and amortization totaling $574,000 during the period.

* Deferred advertising costs decreased during the period by $639,000 resulting in expense during the period of advertising costs incurred and either paid for or in accounts payable as of December 31, 2000. The balance of deferred advertising costs increased by $687,000 during the same period in 2000.

During the first quarter of 2001, outstanding accounts payable declined by $389,000, compared to an increase of $1,143,000 during the same period in 2000. Management believes that vendor payables have generally been maintained within vendor terms during the first quarter of 2001.

Capital expenditures during the first three months of 2001 were $77,000, compared to $328,000 during the same period in 2000. Management anticipates that capital expenditures during the balance of 2001 will continue to be significantly below the levels incurred in 2000. The Company invested heavily in computer infrastructure in 2000, but does not expect to do so again in 2001.

During the first three months of 2001, the Company acquired approximately 24,000 shares of its own common stock for $95,000, in connection with a stock buy-back program authorized by the Board of Directors in late
2000. The buy-back program authorized management to spend up to a total of $250,000 to acquire shares of the Company's common stock during 2001.

During much of 2000, the Company experienced cash flow problems that disrupted the Company's relationships with a number of suppliers. With the completion of the refinancing of the Company's primary facility through a sale and subsequent leaseback transaction, the sale of excess land during the fourth quarter of 2000 and the funds generated by operations during the fourth quarter of 2000, management does not expect such problems to recur in 2001.

Management believes that results of operations, continued operational planning and improvements, and current cash balances should produce funds necessary to meet the operating capital requirements of the Company for 2001. Further, the Company intends to investigate the possibility of obtaining a line of credit, although there is no assurance the Company will be able to successfully obtain a line of credit.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2001 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

   * changes in postal rates, similar to significant rate increases experienced beginning in January 2001 and including possible additional postal rate increases requested by the United States Postal Service;

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

                 None

             Registrant hereby agrees to furnish the Commission, upon request, with instruments defining the rights of holders of long-term debt of the registrant.

         (b) Reports on Form 8-K

             A current report on Form 8-K was filed with the Securities and Exchange Commission on February 5, 2001 announcing, under Item 5, that trading in Concept Direct, Inc.'s common stock moved from the Nasdaq National Market to the Nasdaq SmallCap Market effective February 5, 2001.




                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CONCEPTS DIRECT, INC.
                                         (registrant)

   Date:  May 8, 2001             By:  /s/ J. Michael Wolfe___________
                                      J. Michael Wolfe
                                      President and Chief Executive Officer


   Date:  May 8, 2001             By: /s / David H. Haddon______________
                                      David H. Haddon
                                      Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer of the Registrant)