Form 10-Q
period 2001-06-30
CONCEPTS DIRECT INC
filed 2001-08-09
CIK 891035

FORM 10-Q

                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X    No
As of August 9, 2001, 4,991,748 shares of Common Stock, $.10 par value, were outstanding.

                             CONCEPTS DIRECT, INC.

                                   FORM 10-Q

                                     INDEX

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:                               PAGE NO.

              Balance Sheets as of December 31, 2000 and
              June 30, 2001 (unaudited)...............................3

              Statements of Operations for the three and six
              months ended June 30, 2001 and 2000 (unaudited).........4

              Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000 (unaudited)......................5

              Notes to Financial Statements...........................6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................8

PART II.    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders......13

   Item 5.  Other Information........................................14

   Item 6.  Exhibits and reports on Form 8-K.........................14


                                BALANCE SHEETS

                                               June 30,      December 31,
                                                 2001            2000
                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                 $   462,000     $ 2,289,000
   Restricted cash                               500,000         500,000
   Accounts receivable, less allowances          211,000         404,000
   Deferred advertising costs                  2,779,000       3,747,000
   Inventories, less allowances                4,580,000       4,841,000
   Prepaid expenses and other                    348,000         306,000

       Total current assets                    8,880,000      12,087,000

Property and equipment, net                    9,137,000       9,607,000

Capitalized software costs, net                1,684,000       1,938,000

Trademark and other intangibles, net           1,073,000       1,130,000

Other assets                                   1,965,000       2,870,000

            TOTAL ASSETS                     $22,739,000     $27,632,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $ 2,289,000     $ 4,481,000
   Current maturities of debt and
       capital lease obligations                     -            35,000
   Accrued employee compensation                 488,000         537,000
   Customer liabilities                          535,000         513,000

       Total current liabilities               3,312,000       5,566,000

Debt and capital lease obligations            10,973,000      10,910,000

Commitments and contingencies

Stockholders' equity:

   Common stock, $.10 par value, authorized
      7,500,000 shares, issued and outstanding
      5,015,448 shares                           502,000         502,000
   Additional paid-in capital                 14,396,000      14,396,000
   Accumulated deficit                        (6,349,000)     (3,742,000)
   Treasury stock at cost, 23,700 shares
      in 2001                                    (95,000)            -

       Total stockholders' equity              8,454,000      11,156,000

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $22,739,000     $27,632,000

See notes to financial statements.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                2001             2000            2001            2000
Net sales                                    $ 9,762,000     $11,177,000      $21,854,000     $23,920,000

Operating costs and expenses:
   Cost of product and delivery                5,458,000       7,051,000       12,447,000      14,843,000
   Selling, general and administrative         5,424,000       5,239,000       11,489,000      10,377,000

Total operating costs and expenses            10,882,000      12,290,000       23,936,000      25,220,000

Operating loss from continuing operations     (1,120,000)     (1,113,000)      (2,082,000)     (1,300,000)

Other expense, net                              (321,000)       (141,000)        (525,000)       (213,000)

Loss from continuing operations               (1,441,000)     (1,254,000)      (2,607,000)     (1,513,000)

Discontinued operations, net of taxes:
   Operating loss                                    -          (596,000)             -        (2,092,000)

Total loss from discontinued operations              -          (596,000)             -        (2,092,000)

Net loss                                     $(1,441,000)    $(1,850,000)     $(2,607,000)    $(3,605,000)

Basic and diluted loss per share:
   Continuing operations                     $     (0.29)    $     (0.25)     $     (0.52)    $     (0.30)
   Discontinued operations                   $       -       $     (0.12)     $       -       $     (0.42)

   Net loss                                  $     (0.29)    $     (0.37)     $     (0.52)    $     (0.72)

Weighted average number of common shares
   used in computing basic and diluted
   loss per share                              4,991,748       4,997,546        4,995,063       4,991,582

See notes to financial statements.

                             STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                 Six Months Ended June 30,
                                                    2001            2000
OPERATING ACTIVITIES
  Loss from continuing operations                $(2,607,000)   $(1,513,000)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by (used in)
    continuing operating activities:

    Decrease (increase) for losses on accounts
      receivable                                       4,000        (54,000)
    Increase for losses in inventory values         (147,000)      (267,000)
    Depreciation                                     547,000        794,000
    Amortization                                     311,000        274,000
    Gain on disposals of property and equipment          -           (6,000)
    Loss (gain) on disposal of other assets           70,000        (43,000)
    Changes in operating assets and liabilities:
       Accounts receivable                           189,000        469,000
       Deferred advertising costs                    968,000     (1,228,000)
       Inventories                                   408,000       (453,000)
       Prepaid expenses and other                    (42,000)       (38,000)
       Accounts payable                           (2,192,000)     1,864,000
       Accrued employee compensation                 (49,000)        18,000
       Customer liabilities                           22,000       (352,000)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES  (2,518,000)      (535,000)

INVESTING ACTIVITIES
  Capital expenditures                               (77,000)      (718,000)
  Purchase of treasury stock                         (95,000)           -
  Sales of property and equipment                        -           60,000
  Sales of other assets                                  -           75,000
  Other investing activities, net                     25,000         64,000

NET CASH USED IN CONTINUING INVESTING ACTIVITIES    (147,000)      (519,000)

FINANCING ACTIVITIES
  Advances on revolving line of credit                   -        4,750,000
  Repayments on revolving line of credit                 -       (1,750,000)
  Payoff of note receivable on sale of land          810,000            -
  Capitalization of interest                          63,000            -
  Principal payment on debt and capital
    lease obligations                                (35,000)    (1,152,000)

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES 838,000      1,848,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                      (1,827,000)       794,000

NET CASH USED IN DISCONTINUED OPERATIONS                 -       (2,025,000)

DECREASE IN CASH AND CASH EQUIVALENTS             (1,827,000)    (1,231,000)

Cash and cash equivalents at beginning of year     2,289,000      1,231,000

Cash and cash equivalents at end of period        $  462,000     $      -

See notes to financial statements.



CONCEPTS DIRECT, INC.

                         Notes to Financial Statements
                                 (Unaudited)

Note 1 - Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Operating results of the discontinued operations of BOTWEB were as follows:

                          Three Months Ended         Six Months Ended
                               June 30,                  June 30,
                            2001      2000             2001       2000

Net external sales        $    -     $    -           $   -   $    64,000

Net loss                  $    -     $(596,000)       $   -   $(2,092,000)

The net assets of Botweb, Inc. were $0 as of June 30, 2001 and December 31, 2000.

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

NOTE 4.  Treasury Stock

In January 2001, the Board of Directors authorized the repurchase of up to $250,000 of the Company's common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of August 1, 2001, 23,700 shares have been purchased.

NOTE 5.  Collection of Note Receivable

In June 2001, the Company collected $810,000 of an $880,000 note receivable (the Note) related to the sale of approximately 92 acres of land in 2000. The Note was not due until 2003. In consideration for the early payment, the Company wrote off $70,000 of the Note, which is recorded as a loss in other income/expenses.


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

During the first half of 2000, the Company engaged in significant development efforts, with significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 2000. In early 2000, the Company moved certain of its Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand its Internet strategy and benefit from assets that were created to support its Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company discontinued BOTWEB and significantly scaled back the operations of iConcepts to support only the on-going operations of the catalog brands of Concepts Direct, Inc. The remaining assets and employees of iConcepts were incorporated back into the parent company, Concepts Direct, Inc., in the fourth quarter of 2000. The results of operations of the iConcepts subsidiary are included in reported financial performance of the continuing operations.

Net Sales

Net sales were $9.8 million during the second quarter of 2001, compared to $11.2 million during the same period of 2000. Net sales in the first six months of 2001 were $21.9 million, compared to $23.9 million in the same period of 2000. Management planned some of these decreases to achieve its objective of reducing prospecting losses per mail cycle. Personalized paper products increased as a percentage of total sales from 45% in the first six months of 2000 and 44% in the second quarter of 2000 to 54% in the same periods of 2001. The increase for personalized paper products occurred primarily because of a reduction in circulation of catalogs that primarily sold gift, home decor and other merchandise.

The business of the Company is seasonal. In 2000 the Company recognized about 36% of total revenue in the fourth quarter of the year, while the second quarter accounted for only 20% of total revenue.

Management also believes that some portion of the decline in sales can be attributed to the softening of the United States economy during the first half of 2001.

Cost of Product and Delivery and Gross Profit

Cost of product and delivery as a percentage of sales was 56% in the second quarter of 2001, compared to 63% in the same period of 2000. Gross profit increased slightly from $4.1 million, or 37% of sales, in the second quarter of 2000 to $4.3 million, or 44% of sales, in the same period of 2001. Cost of product and delivery as a percentage of sales was 57% in the first six months of 2001, compared to 62% in the same period of 2000. Gross profit increased slightly from $9.1 million, or 38% of sales, in the first six months of 2000 to $9.4 million, or 43% of sales, in the same period of 2001.

The higher gross profit percentage in 2001 compared to 2000 resulted primarily from the increase in personalized paper products as a percent of sales and the reduction in staff of the Company's information technology department in connection with the scaling back of iConcepts and the discontinuance of BOTWEB. In the first halves of 2001 and 2000, personalized paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. Management anticipates that personalized paper products will continue to make up a greater percentage of sales during the balance of 2001 than such products did in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million to $5.4 million in the second quarter of 2001 from $5.2 million in the same period in 2000 and increased $1.1 million to $11.5 million during the first six months of 2001 from $10.4 million in the same period in 2000.

The increase in 2001 resulted primarily from higher advertising costs as a percentage of sales. Advertising costs as a percentage of sales rose from about 32% in the second quarter of 2000 to about 38% in the second quarter of 2001 and from about 29% in the first six months of 2000 to about 36% in the first six months of 2001. The most significant factors in the increase in advertising costs as a percentage of sales were the increases in paper and postage costs incurred for catalog production and delivery compared to such costs in 2000. Such costs may be partially offset during the balance of 2001 by carefully managing the size and distribution of future catalogs and through intelligent forward purchasing of paper on the spot market. Nonetheless management believes it is likely that marketing costs will continue to be above 2000 levels for the balance of 2001. Management also believes that if the United States economy continues to experience the same or greater levels of slowing as was experienced in the first half of 2001, marketing costs may continue to increase.

Operating loss from continuing operations

The Company's operating loss from continuing operations was $1.1 million in the second quarters of both 2001 and 2000. The Company's operating loss from continuing operations was $2.1 million during the first six months of 2001, compared to $1.3 million in the same period of 2000. The primary reason for the increased loss is the sales decline and increased selling, general and administrative costs as discussed above.

Other income (expense)

Other income (expense), consisting primarily of interest expense and interest income, was an expense of $321,000 in the second quarter of 2001 compared to an expense of $141,000 for the same period of 2000. Other income (expense) was an expense of $525,000 for the first six months of 2001 compared to $213,000 for the same period of 2000.

Interest expense was $346,000 for the second quarter of 2001 compared to $174,000 for the same period in 2000 and $688,000 for the first six
months of 2001 compared to $308,000 for the same period in 2000.    The
increase in interest expense in 2001 resulted primarily from increased interest costs associated with the sale and subsequent leaseback of the Company's corporate headquarters and fulfillment center as described more fully below.

In November, 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the "Limited Partnership") for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", the lease has been recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The investment in the Limited Partnership is accounted for using the equity method. The Company's equity in the net income of the Limited
Partnership was about $80,000 during the first six months of 2001. The financing transaction, which carries an imputed interest rate of 12.48%, will cause interest expense to increase throughout 2001 over 2000 levels.

Interest income rose from $9,000 and $14,000 in the second quarters and first six months of 2000 to $44,000 and $109,000 in the same periods of 2001. This increase relates to the company's higher cash balances in 2001 over 2000 levels.

In the second quarter of 2001, a note receivable for $880,000, whose principal balance was scheduled to be paid on December 31, 2003, was paid-off for $810,000, resulting in a charge to other income (expense) of $70,000. Management believes that the discount incurred for the early pay-off was reasonable.

Income taxes

The Company had no income tax provision or benefit in the first six months of 2001 and 2000. The income tax rate of 0% occurred because of the reduction of the deferred tax asset attributable to net operating losses generated during those periods to a value anticipated by management to be realizable in the near future. Management anticipates the income tax rate in 2001 will be 0%, principally because of the net operating loss carryforwards available but not utilized.

Discontinued Operations

As mentioned above, the Company discontinued the operations of its BOTWEB subsidiary. For accounting purposes, the revenues and costs attributable to the BOTWEB business segment have been classified as discontinued operations.

The total loss from discontinued operations for both the first three and six months of 2001 was $0 compared to an operating loss of $0.6 million in the second quarter of 2000 and $2.1 million in the first six months of 2000.

Management anticipates that on-going expenses related to BOTWEB will be nominal.

Outlook

During 2001, the Company will continue to operate its catalog brands and their associated websites. The Company intends to increase catalog circulation in the second half of 2001 when compared to the second half of 2000. The Company will attempt to increase revenues for all of its five brands while improving company-wide profitability each quarter as compared to same time period for the prior year. The Company intends to expand its selective merchandising activities, whereby it provides a targeted selection of additional merchandise to consumers based upon past purchase history.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.8 million during the first six months of 2001 to $0.5 million. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

The effect on available cash of the net loss of $2.6 million experienced during the six months of 2001 was partially offset because of:

       * Non-cash expenses for losses on accounts receivable, losses in inventory values, depreciation and amortization totaling $0.7 million during the period.

       * Deferred advertising costs decreased during the period by $1.0 million resulting in expense during the period of advertising costs incurred and either paid for or in accounts payable as of December 31, 2000. The balance of deferred advertising costs increased by $1.2 million during the same period in 2000.

During the first six months of 2001, outstanding accounts payable declined by $2.2 million, compared to an increase of $1.9 million during the same period in 2000. Management believes that vendor payables have generally been maintained within vendor terms during the first six months of 2001.

Capital expenditures during the first six months of 2001 were $77,000, compared to $718,000 during the same period in 2000. Management anticipates that capital expenditures during the balance of 2001 will continue to be significantly below the levels incurred in 2000.

During the first three months of 2001, the Company acquired approximately 24,000 shares of its own common stock for $95,000, in connection with a stock buy-back program authorized by the Board of Directors in late 2000. The buy-back program authorized management to spend up to $250,000 to acquire shares of the Company's common stock during 2001.

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

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2001 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

     * changes in postal rates including possible additional postal rate increases requested by the United States Postal Service;

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


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

       (a) The annual meeting of the Company's shareholders was held on May 10, 2001.

            At such annual meeting, the stockholders of the Company elected Virginia B. Bayless, Robert L. Burrus, Jr., Kenneth
            M. Gassman, Jr., Marshall S. Geller, Stephen R. Polk, Phillip A. Wiland and J. Michael Wolfe as directors for one-year terms. The elections were approved by the following votes:

               Directors                        For            Withheld

            Virginia B. Bayless              4,810,763           2,908
            Robert L. Burrus, Jr.            4,810,763           2,908
            Kenneth M. Gassman, Jr.          4,810,763           2,908
            Marshall S. Geller               4,810,563           3,108
            Stephen R. Polk                  4,810,763           2,908
            Phillip A. Wiland                4,805,463           8,208
            J. Michael Wolfe                 4,805,563           8,108

       (b) At such annual meeting, the stockholders of the Company ratified the election of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ended December 31, 2001. The ratification of Ernst & Young LLP was approved by the following votes:

                 For                         4,813,551
                 Against                            20
                 Abstain                           100
                 Broker Non-Votes                    0

       (c) At such annual meeting, the stockholders of the Company approved the adoption of the Company's 2001 Incentive Compensation Plan. The approval of the 2001 Incentive Compensation Plan was approved by the following votes:

                 For                         4,802,443
                 Against                         9,928
                 Abstain                         1,300
                 Broker Non-Votes                    0

Item 5. The Company announced that the Board of Directors re-appointed Phillip A. Wiland, the Company's founder and Chairman, to the role of Chief Executive Officer on July 31, 2001. J. Michael Wolfe will continue to serve as President. Mr. Wolfe will focus on merchandising by devoting his time and energy to efforts aimed at improving merchandise selection for all five of the Company's brands. The strategic objective is to improve sales per catalog mailed, offsetting postage and other cost increases that are impacting the catalog industry. The Company also announced the resignation of David H. Haddon, its Chief Financial Officer, and will begin a search for a new Chief Financial Officer. Mr. Wolfe will serve as the interim CFO.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 None

         (b)  Reports on Form 8-K

                 There were no reports on Form 8-K for the fiscal quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONCEPTS DIRECT, INC.
                                      (registrant)


       Date:  August 9, 2001          By: /s/ Phillip A. Wiland___________
                                      Phillip A. Wiland
                                      Chief Executive Officer


       Date:  August 9, 2001          By: /s/ J. Michael Wolfe____________
                                      J. Michael Wolfe
                                      Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer of the Registrant)