Form 10-Q
period 2001-09-30
CONCEPTS DIRECT INC
filed 2001-11-13
CIK 891035

FORM 10-Q

                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

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

Yes   X    No
As of October 31, 2001, 4,991,748 shares of the Registrant's Common Stock, $.10 par value, were outstanding.

                             CONCEPTS DIRECT, INC.

                                  FORM 10-Q

                                    INDEX

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:                                PAGE NO.

               Balance Sheets as of December 31, 2000 and
               September 30, 2001 (unaudited)........................3

               Statements of Operations for the three and
               nine months ended September 30, 2001 and
               2000 (unaudited)......................................4

               Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000 (unaudited).........5

               Notes to Financial Statements.........................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................... 8

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and reports on Form 8-K........................14

                             CONCEPTS DIRECT, INC.
                                BALANCE SHEETS

                                              September 30,
                                                  2001        December 31,
                                              (unaudited)         2000

ASSETS
Current assets:
   Cash and cash equivalents                  $   921,000      $ 2,289,000
   Restricted cash                                250,000          500,000
   Accounts receivable, less allowances           481,000          404,000
   Deferred advertising costs                   5,423,000        3,747,000
   Inventories, less allowances                 4,418,000        4,841,000
   Prepaid expenses and other                     384,000          306,000

      Total current assets                     11,877,000       12,087,000

Property and equipment, net                     8,842,000        9,607,000

Capitalized software costs, net                 1,605,000        1,938,000

Trademark and other intangibles, net            1,045,000        1,130,000

Other assets                                    2,047,000        2,870,000

         TOTAL ASSETS                         $25,416,000      $27,632,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $ 4,283,000      $ 4,481,000
   Current maturities of debt and capital
      lease obligations                               -             35,000
   Accrued employee compensation                  778,000          537,000
   Customer liabilities                         1,752,000          513,000

      Total current liabilities                 6,813,000        5,566,000

Debt and capital lease obligations             11,005,000       10,910,000

Commitments and contingencies

Stockholders' equity:
   Common stock, $.10 par value, authorized
   7,500,000 shares, issued 5,015,448 shares,
   and outstanding 4,991,748 shares in 2001
   and 5,015,448 shares in 2000                   502,000          502,000
   Additional paid-in capital                  14,396,000       14,396,000
   Accumulated deficit                         (7,205,000)      (3,742,000)
   Treasury stock at cost, 23,700 shares
      in 2001                                     (95,000)             -

      Total stockholders' equity                7,598,000       11,156,000

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $25,416,000      $27,632,000

See notes to financial statements.

                             CONCEPTS DIRECT, INC.
                           Statements of Operations
                                 (Unaudited)

                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                  2001              2000             2001            2000
Net sales                                      $11,248,000      $11,391,000      $33,102,000     $35,311,000
Operating costs and expenses
   Cost of product and delivery                  5,864,000        6,907,000       18,311,000      21,750,000
   Selling, general and administrative           6,006,000        5,943,000       17,495,000      16,320,000
   Restructuring costs                                   -          417,000                -         417,000

Total operating costs and expenses              11,870,000       13,267,000       35,806,000      38,487,000

Operating loss from continuing operations         (622,000)      (1,876,000)      (2,704,000)     (3,176,000)

Other expense, net                                (234,000)        (286,000)        (759,000)       (499,000)

Loss from continuing operations                   (856,000)      (2,162,000)      (3,463,000)     (3,675,000)

Discontinued operations, net of taxes:
   Operating loss                                        -         (243,000)               -      (2,335,000)
   Loss on disposal                                      -         (433,000)               -        (433,000)

Total loss from discontinued operations                  -         (676,000)               -      (2,768,000)

Net loss                                         $(856,000)     $(2,838,000)     $(3,463,000)    $(6,443,000)


Basic and diluted loss per share:
   Continuing operations                            $(0.17)          $(0.43)          $(0.69)         $(0.74)
   Discontinued operations                          $    -           $(0.14)          $    -          $(0.55)

   Net loss                                         $(0.17)          $(0.57)          $(0.69)         $(1.29)

Weighted average number of common shares         4,991,748        5,013,448        4,993,958       4,998,871

See notes to financial statements.

                             CONCEPTS DIRECT, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Nine Months Ended September 30,
                                                   2001            2000
OPERATING ACTIVITIES
  Loss from continuing operations               $(3,463,000)    $(3,675,000)
  Adjustments to reconcile loss from
    continuing operations to net cash used
    in continuing operating activities:
    Increase (decrease) in allowance for bad debt     4,000         (49,000)
    Decrease for losses in inventory values         (95,000)       (189,000)
    Depreciation                                    799,000       1,444,000
    Amortization                                    447,000         387,000
    Gain on disposals of property and equipment           -          (6,000)
    Loss on disposal of other assets                 70,000          53,000
    Capitalization of interest                       95,000               -
    Changes in operating assets and liabilities:
       Accounts receivable                          (81,000)         61,000
       Deferred advertising costs                (1,676,000)     (2,696,000)
       Inventories                                  518,000        (135,000)
       Prepaid expenses and other                   (78,000)         84,000
       Accounts payable                            (198,000)      3,546,000
       Accrued employee compensation                241,000         230,000
       Customer liabilities                       1,239,000         730,000

  NET CASH USED IN CONTINUING
       OPERATING ACTIVITIES                      (2,178,000)       (215,000)

INVESTING ACTIVITIES
  Release of cash restricted as collateral          250,000               -
  Capital expenditures                             (111,000)       (659,000)
  Sales of property and equipment                         -         200,000
  Sales of other assets                                   -          75,000
  Payoff of note receivable on sale of land         810,000               -
  Other investing activities, net                    (9,000)        (29,000)

  NET CASH PROVIDED BY (USED IN) CONTINUING
       INVESTING ACTIVITIES                         940,000        (413,000)

FINANCING ACTIVITIES
  Advances on revolving line of credit                    -       4,750,000
  Repayments on revolving line of credit                  -      (1,750,000)
  Purchase of treasury stock                        (95,000)              -
  Principal payments on debt and capital
    lease obligations                               (35,000)     (1,396,000)

  NET CASH PROVIDED BY (USED IN) CONTINUING
       FINANCING ACTIVITIES                        (130,000)      1,604,000

  INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS FROM CONTINUING OPERATIONS    (1,368,000)        976,000

  NET CASH USED IN DISCONTINUED OPERATIONS                -      (2,207,000)

  DECREASE IN CASH AND CASH EQUIVALENTS          (1,368,000)     (1,231,000)

Cash and cash equivalents at beginning of year    2,289,000       1,231,000

Cash and cash equivalents at end of period      $   921,000     $         -

See notes to financial statements.

                             CONCEPTS DIRECT, INC.

                        Notes to Financial Statements
                                 (Unaudited)

Note 1 - Accounting Policies

The unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - Advertising Expense

These expenses primarily relate to printing and distribution of advertising materials. Such expenses are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising expenses were $11,827,000 and $10,907,000 during the first nine months of 2001 and 2000, respectively and $3,926,000 and $3,911,000 during the third quarters of 2001 and 2000, respectively.

NOTE 3 - Discontinued Operations

During the third quarter of 2000, the Company discontinued the operations of the BOTWEB business segment. Specifically, all employees of BOTWEB were terminated, the BOTWEB.com website was shut down and the related software costs were full written off.

During the nine months and three months ended September 30, 2000, BOTWEB had net external sales of $64,000 and $0, respectively. The BOTWEB discontinued operations had net losses of $2,768,000 and $676,000 during the nine months and three months ended September 30, 2000, respectively.

During the nine months and three months ended September 30, 2001, the BOTWEB discontinued operations had neither external sales nor net losses and future expenses related to completing the dissolution of BOTWEB are expected to be minimal. The net assets of BOTWEB, Inc. were $0 as of September 30, 2001 and December 31, 2000.

NOTE 4 - Sale and Subsequent Leaseback of Real Estate

In November 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (Statement No. 98) the lease is recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The Company's performance under the lease is secured by the Company's investment in the Limited Partnership as well as a security deposit of $1.0 million. The Company accounts for its investment in the Limited Partnership under the equity method.

NOTE 5 - Treasury Stock

In December 2000, the Board of Directors authorized the repurchase of up to $250,000 of the Company's common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of September 30, 2001, 23,700 shares have been purchased.

NOTE 6 - Collection of Note Receivable

In June 2001, the Company collected $810,000 of an $880,000 note receivable (the Note) related to the sale of approximately 92 acres of land in 2000. The Note was not due until 2003. In consideration for the early payment, the Company wrote off $70,000 of the Note, which is recorded as a loss in other expense.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Concepts Direct, Inc. ("the Company") is a direct retailing company focused on building and managing customer relationships through its five catalog brands and associated websites. In addition to these five core brands, the Company operates a sixth Internet-based brand which focuses on liquidation of overstocked merchandise. The Company's core business strategy is to attract new customers utilizing the five catalog brands and then contact customers throughout the year with a variety of offers. The Company sells personalized paper products, such as address labels, stationery and calling cards. It also sells a diverse line of merchandise, including home decorative items, gift items, collectibles and casual apparel. The Company sells its merchandise via the Colorful Images, Linda Anderson, Snoopy(TM) etc., Linda Anderson's Collectibles and the Music Stand catalogs. In addition, the Company owns and operates associated websites, including www.ColorfulImages.com, www.Linda Anderson.com, www.SnoopyStore.com, www.theMusicStand.com, and www.NewBargains.com. The Company houses all of its operations in Longmont, Colorado.

During the first half of 2000, the Company engaged in significant development efforts, with significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 2000. In early 2000, the Company moved certain of its Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand its Internet strategy and benefit from assets that were created to support its Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company discontinued BOTWEB and significantly scaled back the operations of iConcepts to support only the on-going operations of the catalog brands of Concepts Direct, Inc. The remaining assets and employees of iConcepts, were incorporated back into the parent company, Concepts Direct, Inc., in the fourth quarter of 2000. The results of operations of the iConcepts subsidiary are included in the reported financial performance of the Company's continuing operations.

Net Sales

Net sales were $11.2 million during the third quarter of 2001, compared to $11.4 million during the same period of 2000. Net sales in the first nine months of 2001 were $33.1 million, compared to $35.3 million in the same period of 2000. Management anticipated most of these decreases due to reductions in the volume of catalogs delivered for some of its brands. Personalized paper products increased as a percentage of total sales from 47% in the first nine months of 2000 and 51% in the third quarter of 2000 to 55% and 58%, respectively, in the same periods of 2001. The increase for personalized paper products occurred primarily because of an increase in circulation of related catalogs and due to an increase in the retail pricing for all paper products that went into effect during the second quarter of 2001, which began having an impact in the third quarter.

The business of the Company is seasonal. In 2000 the Company recognized about 36% of net sales in the fourth quarter of the year, while the first, second, and third quarters accounted for only 23%, 20%, and 21% of net sales, respectively.

Cost of Product and Delivery and Gross Profit

Cost of product and delivery as a percentage of sales was 52% in the third quarter of 2001, compared to 61% in the same period of 2000. Gross profit increased from $4.5 million, or 39% of sales, in the third quarter of 2000 to $5.4 million, or 48% of sales, in the same period of 2001. Cost of product and delivery as a percentage of sales was 55% in the first nine months of 2001, compared to 62% in the same period of 2000. Gross profit increased from $13.6 million, or 38% of sales, in the first nine months of 2000 to $14.8 million, or 45% of sales, in the same period of 2001.

The higher gross profit percentage in 2001 compared to 2000 resulted primarily from the increase in personalized paper products as a percent of sales and the reduction in staff of the Company's information technology department in connection with the scaling back of iConcepts and the discontinuance of BOTWEB. In the first nine months of 2001 and 2000, personalized paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. Other contributing factors for the higher gross profit percentage included the effects of a price increase for paper products, better pricing for all hard good products, an increased percentage of sales coming from the Internet, which is more cost effective.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million to $6.0 million in the third quarter of 2001 from $5.9 million in the same period in 2000 and increased $1.2 million to $17.5 million during the first nine months of 2001 from $16.3 million in the same period in 2000.

The increase in 2001 resulted primarily from higher advertising expense as a percentage of sales. Advertising expense as a percentage of sales rose from about 34% in the third quarter of 2000 to about 35% in the third quarter of 2001 and from about 31% in the first nine months of 2000 to about 36% in the first nine months of 2001. The most significant factor in the increase in advertising expense as a percentage of sales was the increase in postage costs incurred for catalog production and delivery compared to such costs in 2000. Such costs may be partially offset during the remainder of 2001 by purchasing paper at a lower cost than it has been purchased during the past year. Nonetheless management believes it is likely that marketing costs will continue to be above 2000 levels for the remainder of 2001. Management also believes that if the United States economy continues to experience the same or greater levels of slowing as was experienced in the first nine months of 2001, the Company may be required to expend greater amounts on marketing to generate the same or greater levels of sales activity.

Operating loss from continuing operations

The Company's operating loss from continuing operations was $.6 million and $1.9 million in the third quarters of 2001 and 2000, respectively. The Company's operating loss from continuing operations was $2.7 million during the first nine months of 2001, compared to $3.2 million in the same period of 2000.

The decrease in losses during the third quarter of 2001 compared to 2000 was primarily the result of the previously described favorable impacts upon gross profit and one-time restructuring costs of $417,000 incurred by iConcepts during the third quarter of 2000 as a result of the scaling back of its operations.

The decrease in losses during the first nine months of 2001 compared to 2000 was primarily the result of the previously described favorable impacts upon gross profit and one-time restructuring costs of $417,000 incurred by iConcepts during the third quarter of 2000. These impacts more than offset the unfavorable impact of the increase in advertising expense and the decrease in net sales.

Other Expense

Other expense consisting primarily of interest expense offset by interest income, was $234,000 in the third quarter of 2001 compared to $286,000 for the same period of 2000. Other expense was $759,000 for the first nine months of 2001 compared to $499,000 for the same period of 2000.

Interest expense was $343,000 for the third quarter of 2001 compared to $207,000 for the same period in 2000 and $1,031,000 for the first nine months of 2001 compared to $514,000 for the same period in 2000. The increase in interest expense in 2001 resulted primarily from increased interest costs associated with the sale-leaseback of the Company's corporate headquarters and fulfillment center as described more fully below.

In November, 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the "Limited Partnership") for $11,000,000. The Company will continue to occupy the facility under the terms of a twenty-year lease, which has an initial monthly rental amount of $103,000 and which escalates 3% per year. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases," the lease has been recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The investment in the Limited Partnership is accounted for using the equity method. The Company's equity in the net income of the Limited Partnership was about $110,000 during the first nine months of 2001. The financing transaction, which carries an imputed interest rate of 12.48%, will cause interest expense to increase throughout 2001 over 2000 levels.

Income Taxes

The Company had no income tax provision or benefit in the first nine months of 2001 and 2000. The income tax rate of 0% occurred because of the reduction of the deferred tax asset attributable to net operating losses generated during those periods to a value anticipated by management to be realizable in the near future. Management anticipates the income tax rate in 2001 will be 0%, principally because of the net operating loss carryforwards available but not utilized.

Discontinued Operations

The Company discontinued the operations of its BOTWEB subsidiary in 2000. For accounting purposes, the revenues and costs attributable to the BOTWEB business segment have been classified as discontinued operations. All business activities for BOTWEB had ceased at December 31, 2000, and therefore has had no impact to the Company's operations in 2001.

Outlook

During 2001, the Company will continue to operate its catalog brands and their associated websites. The Company intends to increase catalog circulation during the remainder of 2001 when compared to the comparable period in 2000. Continuing in 2002, the Company will attempt to increase revenues for all of its five catalog brands in an effort to push down fixed costs and operating costs as a percent of sales. The Company intends to achieve these results by increasing customer reactivation mail volume. It will also expand Selective Merchandising activitities, whereby it provides a targeted selection of additional merchandise to customers based upon past purchase history. The Company anticipates these actions, if successful, will lead to improved financial results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.4 million in the first nine months of 2001 compared to a decrease of $1.2 million in the same period of 2000. Activity in several significant areas had the greatest impact on cash and cash equivalents as described below.

* Significant operating activities that affected cash and cash equivalents in the first nine months of 2001 and 2000 included:

  - The net losses from continuing operations of $3.5 million and $3.7 million negatively affected cash and cash equivalents in the first nine months of 2001 and 2000, respectively.

  - Recorded depreciation and amortization of $1.2 million and $1.8 million in the first nine months of 2001 and 2000, respectively, were non-cash expenses that reduced the negative effect on cash and cash equivalents caused by the net losses in the first nine months of 2001 and 2000.

  - Deferred advertising costs increased by $1.7 million and $2.7 million in the first nine months of 2001 and 2000, respectively. The smaller increase during 2001 is primarily the result of the earlier production and distribution of certain of the Company's catalogs.

  - Accounts payable decreased by $.2 million in the first nine months of 2001 and increased by $3.5 million in the same period of 2000. The increase in 2000 primarily related to the delaying of payments to certain vendors in the second and third quarters of 2000.

* Significant items of investment included:

  - During the third quarter of 2001, the restriction on $250,000 of cash previously held as collateral by a financial institution was released.

  - Capital expenditures during the first nine months of 2001 were $111,000 compared to $659,000 during the same period in 2000. The decrease in capital expenditures in 2001 as compared to 2000 is primarily related to purchases and development of software and the acquisition of assets related to development of e-commerce infrastructure and Internet sites during 2000 which were not recurring in nature. Management anticipates that capital expenditures during the balance of 2001 will continue to be significantly below the levels incurred in 2000.

  - During the second quarter of 2001, $810,000 was received as payoff of a note receivable on the sale of land.

* Significant items of financing included:

  - During the first nine months of 2001, the Company acquired 23,700 shares of its own common stock for $95,000 in connection with a stock buy-back program authorized by the Board of Directors in December 2000. The buy-back program authorized management to spend up to $250,000 to acquire shares of the Company's common stock.

  - During the first nine months of 2000 the Company borrowed $4.8 million against a revolving line of credit and also made repayments of $1.8 million against such borrowings during the same period. This revolving line of credit was cancelled in November 2000. Principal payments on debt and capital lease obligations of $35,000 and $1.4 million were made against other credit facilities in the first nine months of 2001 and 2000 respectively.

* The discontinued operations of BOTWEB used $2.2 million of cash and cash equivalents in the first nine months of 2000 and $0 during the first nine months of 2001.

During much of 2000, the Company experienced cash flow problems that disrupted the Company's relationships with a number of suppliers. With the completion of the refinancing of the Company's primary facility through a sale-leaseback transaction, the sale of excess land during the fourth quarter of 2000 and the funds generated by operations during the fourth quarter of 2000, management does not expect such problems to recur during the remainder of 2001.

Management believes that results of operations, continued operational planning and improvements, and current cash balances should produce funds necessary to meet the operating capital requirements of the Company for the remainder of 2001. Further, the Company intends to continue investigating the possibility of obtaining additional sources of financing, although there is no assurance the Company will be able to successfully obtain such financing.

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

     * changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that Concepts Direct offers;

     * changes in Concepts Direct's merchandise product mix or changes in Concepts Direct's customer response to advertising offers;

     * competitive factors including name recognition, the limited operating history for several of the Company's specialty brands, and the Company's limited e-commerce operating history;

     * lack of availability/access to capital or sources of supply for appropriate inventory, catalog paper, capital expenditures, etc.;

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

             3(b) 3(a) (i) Registrant's Amendment of Amended and Restated Certificate of Incorporation filed as Exhibit 3(i)
             (b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by this reference.

             3(c) Registrant's Bylaws and Statement of Organization of the Incorporator filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992, is expressly incorporated herein by this reference.

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K for the fiscal quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONCEPTS DIRECT, INC.
                                          (registrant)

Date:  November 13, 2001         By:  /s/ Phillip A. Wiland_______________
                                      Phillip A. Wiland
                                      Chairman and Chief Executive Officer

Date:  November 13, 2001         By:  /s / J. Michael Wolfe______________
                                      J. Michael Wolfe
                                      President and Interim Chief
                                      Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer of the Registrant)