Form 10-K
period 2001-12-31
CONCEPTS DIRECT INC
filed 2002-04-01
CIK 891035

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2002 was approximately $2,020,964. This figure was calculated as follows:
The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant was subtracted from the total number of shares outstanding. The resulting figure was then multiplied by the average of the bid and asked prices of the registrant's stock in the over-the-counter market on March 7, 2002. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock of the registrant is an "affiliate."

The number of shares outstanding of the registrant's Common Stock as of March 7, 2002 was 4,923,538.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to regulation 14A for its annual meeting of shareholders scheduled for May 8, 2002 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Par. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                 PART 1

ITEM 1.  BUSINESS

General

Concepts Direct, Inc. ("Concepts Direct" or "the Company") is a direct retailing company, headquartered in Longmont, Colorado. From 1988 to 1992, operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland Services"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. The Company was organized as a Delaware corporation in May 1992 and began operations under its name on September 30, 1992, as a
result of a spin-off from Wiland Services.   Since its inception,
Concepts Direct's primary focus has been on utilizing its direct marketing expertise and its database to produce multiple independent revenue streams from multiple marketing vehicles. Today it owns and operates five catalog titles, their associated websites and related niche marketing vehicles.

In early 2000, after a period of extensive Internet infrastructure development activity, the Company moved certain of its technology assets and liabilities to two wholly-owned subsidiary corporations called iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB"). This reorganization was accomplished to enhance focus of the companies on their various missions and goals and to better communicate the status of each company to investors.

During the second half of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company significantly scaled back its planned Internet initiatives. This resulted in the discontinuance of BOTWEB and the elimination of all on-going expenditures associated with BOTWEB. The operations of iConcepts were discontinued and absorbed back into Concepts Direct to support only the on-going operations of the catalog business of Concepts Direct.

Concepts Direct operates the established catalog business and associated Internet sites. Concepts Direct's five primary direct marketing vehicles are the "Colorful Images(R)," "Linda Anderson(R)," "Snoopy(R) etc.," "Linda Anderson's Collectibles(R)" and "the Music Stand(R)" catalogs. Through these media and related Internet sites, it sells personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two primary strengths of Concepts Direct are its proprietary database (consisting of approximately 12.8 million customers, catalog requesters, catalog referrals and gift recipients as of December 31, 2001) and its direct marketing expertise.


Financial Information about Foreign and Domestic Operations and
Export Sales

Identifiable assets are attributable entirely to domestic operations. There are no foreign operations, but Concepts Direct does advertise in Canada and may do so again in the future. In June 2001, the Company began receiving orders outside the United States. For the twelve months ended December 31, 2001, the Company recognized sales of $142,282 through its marketing efforts into Canada and an additional $9,145 to other foreign countries.


Strategic Focus

The strategic focus of Concepts Direct is to prudently increase revenues and earnings through the successful operation of its catalogs and related Internet sites. It may also launch, acquire or license additional catalogs when timing and capital make it appropriate to do so. In December 2001, Concepts Direct signed a license agreement with PAWS, Inc. for the exclusive right to produce, distribute and advertise the Garfield Stuff catalog and Internet store.

The principal strategies for achieving the Company's current goals are as follows:

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

    * Concepts Direct plans to effectively manage the circulation of its catalogs and marketing offers. Concepts Direct believes that its list testing strategy, evaluation of performance data and recognition of the long-term value of a new customer have been significant contributing factors to its success in expanding and contracting circulation in various business environments. As response rates allow, Concepts Direct may attempt in 2002 to increase circulation and enlarge its proprietary database more rapidly than in 2001.

    * Concepts Direct believes that it enjoys strong brand recognition and customer loyalty for its catalogs. As a result, Concepts Direct intends to leverage its proprietary database and understanding of product preferences of its primary audience by introducing new complementary catalog offers under existing catalog brand names. Colorful Images(R) and other Concepts Direct catalogs have produced a database comprised in part of customers who have purchased many different product types. This database provides an opportunity to launch new marketing programs under the umbrella of the various catalog titles, targeted to address these particular interests.

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

    * Concepts Direct may seek to acquire catalog assets, license the rights to catalog titles or launch new catalogs leveraging its existing infrastructure. Such efforts will only occur if it is complimentary to the Company's existing strategy and when market timing and the availability of capital make it appropriate to do so.


Customer Database

The Concepts Direct proprietary database stores information on each customer. The information is derived primarily from customer transactions and is updated as new transactions are recorded. Concepts Direct also conducts prospect mailings to rented and exchanged mailing lists obtained from other companies and sources. The use of rented and exchanged mailing lists is expected to be a component of future efforts to obtain new customers and add them to the proprietary database. During 2001, Concepts Direct mailed over 48 million copies of its catalog titles.

At the end of 2001, the proprietary database contained approximately 12.8 million customers, catalog requesters, catalog referrals and gift recipients, approximately 1.3 million had placed orders during the last fiscal year. The database has grown substantially during the past four years, increasing from 7.7 million names at the end of 1997 to 12.8 million names at the end of 2001. The 1999 acquisition of the assets of the Music Stand(R) catalog added approximately 2.1 million names to the database. Information contained in the customer database assists in determining which offers customers are to receive and the frequency of those offers.

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


Marketing Lines

Concepts Direct not only markets to its customer database but also exchanges lists with and rents lists from other direct marketers
in order to gain new customers.   Concepts Direct is also
developing an Internet presence that makes its products available to customers and prospects.

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

       The Colorful Images(R) line of personalized self-adhesive labels is one of the largest assortments of such products available from any company. There are over 1,800 different label choices appropriate to popular interests, most regions of the country, hobbies, professions and lifestyles. In addition, labels are available with popular licensed characters such as Snoopy(TM), other PEANUTS(R) characters and Boyds Bears(R).

       The primary marketing vehicle utilized to sell
       Colorful Images(R) products is a digest-sized catalog
       (measuring approximately 5" x 7 1/2") with price points typically ranging from $6.95 to about $60.00, excluding shipping and handling.

       Although certain segments of the Colorful Images(R) customer database may prefer one product line or the other, generally all customers receive the same version of the
       catalog.   During 2001, the Company mailed the core
       Colorful Images catalog to customers and prospects nine times versus seven core mailings in 2000.

       In addition to the core catalog mailings, the Company continued to test, during various points in 2001, niche catalog versions. These niche versions attempt to match a more narrowly focused product selection to carefully targeted and selected customers and prospects, who had demonstrated an affinity to certain themes of merchandise. As a result of the successful niche versions test, the Company expects to continue the niche Colorful Images(R) mailing strategy, as well as mailing the core catalog version in 2002.

       Colorful Images(R) continues to be a successful catalog. During 2001, Colorful Images(R) produced sales growth in excess of 12.0% over 2000 levels as a result of higher customer prospecting and increased catalog circulation.
       During 2000, Colorful Images(R) produced modest growth in both sales and catalog circulation above 1999 levels.
       Management anticipates that Colorful Images(R) will continue to produce a significant contribution to profitability and general and administrative costs and anticipates continued growth in 2002.

       ColorfulImages.com, featuring a full array of Colorful Images(R) products was launched in late 2000. Management believes that it is less expensive to process orders received via the website and will encourage customers to place orders at ColorfulImages.com. Management intends to pursue various "percent of sales" marketing arrangements with other organizations to affordably attract new customers via the Internet.

2.     Linda Anderson(R)

       Linda Anderson(R) markets an assortment of gifts, home decorative merchandise and casual apparel, generally at higher price points than Colorful Images(R). This merchandise is offered through the Linda Anderson(R) catalog and at LindaAnderson.com. Price points for Linda Anderson(R) merchandise typically range from about $9.00 to about $175.00, excluding shipping and handling.

       Approximately 77,000 customers placed orders through the Linda Anderson(R) catalog in the twelve month period ended December 31, 2001, compared to more than 107,000 in 2000. This decrease was a result of lower catalog circulation levels in 2001 versus 2000. In late 1999, the Company reduced the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle. This decision reduced the number of new customers acquired during both 2000 and 2001 and reduced overall sales for the
       catalog.   The Company plans to increase catalog
       circulation for Linda Anderson(R) to both customer prospects and existing customers in 2002 in order to revive growth in the business.

       New customers of the Linda Anderson(R) catalog have responded to our other catalogs at a favorable rate. Because of this, during 1998 and the first half of 1999, Linda
       Anderson(R) invested heavily in prospecting for new customers. While this effort produced a significant number of new customers, the financial investment was substantial.

       LindaAnderson.com was launched in June of 1999, as our
       first Internet retailing site.   It offers a wide range of
       current and past products from the Linda Anderson(R) catalog and the Linda Anderson's Collectibles(R) catalog.
       Management is pleased with these results and will attempt to increase Internet sales to customers and prospects in a profitable manner.

3.     Linda Anderson's Collectibles(R)

       Linda Anderson's Collectibles(R) was launched in 1997 featuring an extensive line of collectible merchandise and information about collecting and the lines represented. During 2001, catalog circulation was increased over 2000 levels increasing the total number of customers to 239,000 at the end of 2001 versus 213,000 at the end of 2000. Total Linda Anderson's Collectibles(R) customers, at the end of 1999, were about 176,000.

       During 1999, a strategic decision to decrease the level of investment in acquiring new customers by reducing the prospecting loss per mail cycle was implemented. As a result, the number of active twelve-month customers decreased from December 31, 2000 to December 31, 2001.
       Active twelve-month customers as of December 31, 2001 were 33,000, down from 38,000 at December 31, 2000. Total Linda Anderson's Collectibles(R) active twelve-month customers were 49,000 at the end of 1999. Concepts Direct expects to increase Linda Anderson's Collectibles(R) catalog circulation and prospecting activity in 2002, resulting in higher sales over 2001 levels.

       The LindaAnderson.com site offers current and past products from the Linda Anderson's Collectibles(R) catalog. In order to enhance the brand's Internet presence, a dedicated site may be developed in the future. Catalog mailings currently direct consumers to LindaAnderson.com.

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

       Product price points in the Snoopy(TM) etc. catalog are generally between $7.95 and $940.00 per item. Since 1996, Concepts Direct has had a license to feature PEANUTS(R) characters on personalized label products and has accumulated information on its proprietary database concerning buyers of PEANUTS(R) personalized label products and other PEANUTS(R) merchandise sold in its catalogs.

       Catalog circulation of the Snoopy(TM) etc. catalog increased over 32% to over 1.9 million catalogs. As a result of increased prospecting activity in 2001, total Snoopy(TM) etc. catalog customers increased to 329,000 at the end of 2001 versus 252,000 total customers at the end of 2000.
       Concepts Direct expects to continue to invest in new customer prospecting of the Snoopy(TM) etc. catalog in 2002.

       In late 1999, Peanuts creator, Mr. Charles M. Schulz, announced his planned retirement for early 2000. Mr. Schulz passed away in early 2000. Following the untimely passing of Mr. Schulz, all our license arrangements remain in place and consumer interest in the brand remains strong.

       In late 2000, we launched SnoopyStore.com, featuring
       products from the Snoopy(TM), etc. catalog.   In addition to
       functioning as a stand-alone website, SnoopyStore.com also serves as the "store" for Snoopy.com, the official website managed by United Feature Syndicate.

5.     the Music Stand(R)

       In June 1999, Concepts Direct purchased substantially all of the assets of the Music Stand(R) catalog. The catalog is a well established title with a loyal following of customers, some of whom have been purchasers for up to twenty years. The acquisition included primarily the customer database and inventory of the catalog.

       Two editions of the Music Stand(R) catalog were mailed in the fall of 1999 and five editions in 2000. Results from the 1999 mailings were encouraging, generating a positive contribution to profit and general and administrative costs. Results from 2000 mailings were somewhat disappointing. In 2001, new customer prospecting efforts increased modestly, improving the base of active customers throughout 2001. The Company expects modest top line improvement for the Music Stand(R) in 2002, as a result of increased circulation to existing customers and to outside prospects.

       During late 1999, theMusicStand.com web site was launched.


Product Lines

Approximately 99% of the Company's 2001 net sales are attributable to product sales directly to individual consumers of the five catalog brands and NewBargains.com. The Company's two major product lines are personalized paper products and gift, home decor and other merchandise items.

Personalized paper products, which generally have product costs less than 15% of the product sales price, accounted for approximately 54% of direct to consumer product sales in 2001. With the exception of personalized checks, all of the Company's personalized paper products sold are stocked and shipped directly to customers from the Company's headquarters and fulfillment facility in Longmont, Colorado.

Gift, home decor and other merchandise items, which generally have product costs in excess of 30% of the product sales price, accounted for about 46% of direct to consumer product sales in
2001.   Approximately 98% of the gift, home decor and other
merchandise items sold are stocked and shipped directly from the Company's headquarters and fulfillment facility in Longmont, Colorado. The remaining product is shipped directly to consumers by third party vendors.


Licensing and Service Marks

Federally registered service marks exist for each of the five
Concepts Direct catalog titles, except Snoopy(TM), etc..
Registered service marks for other business concepts and catalog titles may be applied for in the future.

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


Product Liquidation

Concepts Direct liquidates its overstock inventory via vendor returns, the Company's two retail outlet stores and the NewBargains.com liquidation website.

The Internet retailing site NewBargains.com was launched in January 2000 and is one of several liquidation channels used by the Company to liquidate excess inventory. The site currently has over 2,000 products available at prices ranging from 25% to 85% off of the original retail price. Products offered at the site are first quality and generally in the original packaging from the vendor. The site encourages bargain-seeking consumers to visit the site often. Consumers are encouraged to review the "daily specials," "deepest discount" and other featured products. All products available at NewBargains are excess inventory items of Concepts Direct.


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

Except for a few specialized items that are drop shipped directly from suppliers, Concepts Direct maintains an inventory of the products it sells. Most items offered at the Company's Internet sites are from the Concepts Direct inventory. Concepts Direct analyzes past catalog mailings, evaluates probable customer buying patterns and projects sales levels for new products, to try to avoid committing excessive amounts of working capital to inventory for substantial periods of time. During the fourth quarter of 1997, gift and merchandise backorder levels rose to an unsatisfactory level primarily as a result of a few vendors' inability to meet Company product demand in a timely fashion. In the fourth quarter of 1998, the Company was successful in minimizing the backorder problems that occurred in the fourth quarter of 1997. In the process of correcting the backorder problem, inventory levels increased significantly over historic levels. Efforts were made in 1999 continuing through 2001 to reduce the level of inventories relative to demand expectations.

Gift and apparel inventory liquidation processes include product exchange agreements with vendors, sale of outdated products through small retail outlets and discarding of some items. Concepts Direct Internet retail sites also offer channels to market merchandise not currently offered in catalogs.

Concepts Direct spends significant amounts on paper used in the production of its catalogs and paper products. The cost of paper fluctuates. In the last half of 1996 and early 1997, the cost of paper used to produce Concepts Direct catalogs was lower than in previous periods. Accordingly, the cost of doing business during these periods was lower. Paper costs increased during the latter part of 1997 and in early 1998 and declined near the end of 1998. Paper costs remained relatively stable in 1999, but again increased in 2000. Throughout 2001, paper prices declined quarter over quarter and ended the year at levels below 1999 levels.
While Concepts Direct cannot predict future paper cost increases, such increases would have an impact on future earnings. However, the Company maintains a purchase agreement through 2002 at prices that the Company believes are advantageous.


Order Fulfillment

Orders for merchandise are received by mail, telephone, Internet and facsimile. All orders are received and processed at a single location in Longmont, Colorado. The ability to timely fulfill orders, especially during the peak pre-Christmas season, is important to success. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the in-house telephone call center. During 2001, approximately 45.9% of customer orders were received by telephone, 35.4% by mail or facsimile and 18.7% via the Internet.

Gross order backlog was approximately $1,360,000 and $821,000 as of December 31, 2001 and 2000, respectively. This backlog represented approximately 10.6 days of order shipments subsequent to December 31, 2001. The Company expects that in excess of 25% of the year-end backlog may not be fulfilled in 2002. The level of order backlog fluctuates with seasonal sales patterns as discussed above.

Customers generally pay in advance for merchandise ordered and associated shipping and handling. Orders are shipped via the United States Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

USPS implemented a significant price increase in early 2001 and has announced plans for another price increase in mid 2002. While Concepts Direct cannot predict future postage costs, such increases could have a material impact upon its future operating and financial results.


Customer Service

Great emphasis is placed on customer service. A return policy attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds issued under the return policy in 2001 was approximately 3.1% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Materials and Inventory" or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.


Seasonality

The Concept Direct business is seasonal. Historically, a substantial portion of revenues and net income has been realized during the fourth quarter. Management believes this is the general pattern associated with the mail order and retail industries. Accordingly, inventory of both paper products and gift and apparel merchandise is typically increased during the Christmas holiday season to accommodate anticipated increases in sales. In 2001, approximately 22%, 18%, 20% and 40% of sales were recognized in the first quarter, second quarter, third quarter and fourth quarter, respectively.


Competition

Direct marketing is highly competitive. Thousands of companies offer products via catalog, direct mail, newspaper inserts, television, the Internet and other media. Concepts Direct competes on the basis of the quality, diversity and price of merchandise offered, customer service and effectiveness of customer targeting.

Management believes that, although many companies offer personalized labels, note pads and note cards, there are only a few companies that offer a broad variety of personalized labels comparable to that offered by Colorful Images(R), which management believes is a competitive advantage. Other merchandise product lines face greater competition in the marketplace than paper products. A substantial number of competitors distribute catalogs that contain portions of the merchandise contained in Concepts Direct's catalogs. In addition, certain merchandise sold in the Company's catalogs is available through retail stores and other sources.

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


Employees

As of December 31, 2001, there were approximately 168 full-time employees, 33 supported creative and marketing functions, 92 supported fulfillment operations, 12 supported information technology functions and 31 supported other administrative functions. In addition, there were 50 part-time employees supporting fulfillment operations. Additionally, the Company employs a seasonal workforce of part-time employees for peak periods of the year. The employees are not covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.


Government Regulations

The Company must comply with federal, state and local laws that affect its business. In particular, Concepts Direct is subject to Federal Trade Commission regulations governing advertising and trade practices. While the Company believes it is currently in compliance with such regulations, in the event of noncompliance, we may be subject to injunctive proceedings, cease and desist orders, civil fines and other penalties.

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


Internet Infrastructure and Database Management Software

A key asset of the Company is its database management, fulfillment management and Internet infrastructure software known as DASH. This software has been developed and enhanced by the Company over several years. The current release of DASH is fully integrated with our established order fulfillment software. The software is stable, proven and designed to serve many companies. Purchasing, general ledger, receiving, warehousing, order fulfillment, shipping, marketing reporting, Internet site development and hosting are all integrated in DASH. The Company may gradually add a variety of new features in the future.


Segment Reporting

During 2001, the Company's operations were entirely within the Concepts Direct operating segment.

During 1999 and 2000, the Company managed its operations in three operating segments. The results of operations and assets of each segment are listed in the audited financial statements included in
Item 8 of this filing. Further description of the Company's segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this filing.



ITEM  2.       PROPERTIES

Real Property

The Company's corporate headquarters, administrative offices and operations are located in Longmont, Colorado, approximately 40 miles from downtown Denver. The Company believes that the facilities it occupies are well maintained and in excellent operating condition. The Company purchased approximately 139 acres of undeveloped land in January 1997 and developed and constructed the current headquarters on approximately 11 acres of the site. In late August 1997, the Company moved essentially all of its operations to the new facility. In 2000, the Company sold all but about 20 acres of the undeveloped land. The remaining undeveloped land is being held for future expansion and/or financing opportunities.

During 2000, the Company raised approximately $11,000,000 through the sale and subsequent leaseback arrangement in which the Company's primary facility in Longmont, Colorado was sold to a real estate investment limited partnership. In connection with this transaction, the Company purchased a 25% interest in the limited partnership for $625,000 and deposited $1,010,000 with the limited partnership as a security deposit, providing security to the limited partnership for the Company's future performance under the lease. The twenty-year lease, requires monthly lease payments, including annual lease escalations of at least 3% per year. As a result of the 25% retained interest in the limited partnership, the lease transaction was treated as a financing transaction for accounting purposes due to the Company's continuing involvement with the limited partnership through the third quarter of 2001. Accordingly, the building, land and associated transaction costs were capitalized as an asset of the Company and the proceeds from the sale/leaseback were recorded as debt financing. During the fourth quarter of 2001, the Company sold its 25% retained interest in the limited partnership, thus eliminating the partnership's assets and corresponding long-term liability from the Company's balance sheet. The Company now accounts for the transaction under sales-leaseback accounting.
The Company will account for the lease as an operating lease and recognize a deferred gain from the sale of the property ratably over the remainder of the lease term. The sale of the 25% retained interest generated approximately $825,000 of cash for the Company.

The following table sets forth the primary real property that the
Company owns and leases.
Location        Function    Lease Expiration  2002 Rent  Square Feet
Longmont, CO   Headquarters    10/31/2020    $1,280,393    117,000

Longmont, CO   Retail Outlet    2/28/2003    $   37,221      1,700

Loveland, CO   Retail Outlet   10/31/2002    $   32,000      2,400

Mead, CO       Warehouse        9/30/2002    $  141,750     27,500


Fulfillment Hardware and Software

Substantially all of Concepts Direct's order fulfillment hardware is located at its headquarters facility, and except for certain computer and telephone hardware, is owned by Concepts Direct.
Concept Direct believes that the existing hardware should accommodate its near-term growth strategy.

The primary computer hardware is manufactured by Sun Microsystems, Inc, Cisco Corporation and Data General Corporation. Concepts Direct currently uses an internally developed order processing system and Internet infrastructure developed using Oracle as the primary software platform. The Company anticipates that the current software with minor additions and modifications should accommodate its near-term growth strategy.

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

     Phillip A. Wiland, 55, Chairman of the Board of Directors since December 18, 1992. Chief Executive Officer from July
     31, 2001 until present and from December 18, 1992 to February
     24, 2000.

     Cody S. McGarraugh, 29, Vice President, Finance, Chief
     Financial Officer, and Secretary since January 7, 2002.



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

        Period                      High        Low
        Calendar 2000
        1st Quarter               $15.25       $9.25
        2nd Quarter                12.00        7.06
        3rd Quarter                 9.00        1.75
        4th Quarter                 3.50        1.56

        Calendar 2001
        1st Quarter               $ 4.13       $2.44
        2nd Quarter                 5.25        2.30
        3rd Quarter                 3.50        2.24
        4th Quarter                 4.15        1.46


Number of Shareholders

As of March 7, 2002, there were approximately 108 record holders of the Common Stock, according to the Company's stock transfer agent and registrar and approximately 83 round lot beneficial holders.


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



ITEM 6.  SELECTED FINANCIAL DATA
                                                        Years ended December 31,
                                             2001      2000      1999      1998       1997
                                              (amounts in thousands except per share data)
INCOME STATEMENT DATA
Net sales                                    $55,757   $55,453   $55,475   $84,773    $78,489

Operating income (loss) from continuing
   operations                                 (2,316)   (1,515)   (3,539)   (1,979)     2,075

Income (loss) from continuing operations
   before income taxes                        (3,119)       52    (3,914)   (2,030)     2,490

Income (loss) from continuing operations      (3,119)       52    (3,125)   (1,378)     1,615

Loss from discontinued operations                  -    (2,786)     (503)        -          -

Net income (loss)                             (3,119)   (2,734)   (3,628)   (1,378)     1,615

Basic earnings (loss) per share
   Income (loss) from continuing operations  $ (0.63)   $ 0.01   $ (0.63)  $ (0.28)   $  0.36
   Loss from discontinued operations               -     (0.56)    (0.10)        -          -
   Total                                     $ (0.63)   $(0.55)  $ (0.73)  $ (0.28)   $  0.36

Diluted earnings (loss) per share
   Income (loss) from continuing operations  $ (0.63)   $ 0.01   $ (0.63)  $ (0.28)   $  0.33
   Loss from discontinued operations               -     (0.56)    (0.10)        -          -
   Total                                     $ (0.63)   $(0.55)  $ (0.73)  $ (0.28)   $  0.33

Weighted average common shares                 4,983     5,003     4,977     4,959      4,528

Weighted average common shares and
   dilutive stock options                      4,983     5,003     4,977     4,959      4,828

Cash dividends declared per common share     $     -   $     -   $     -   $     -    $     -


BALANCE SHEET DATA
Current assets                               $13,112   $12,087   $10,205   $19,237    $28,223

Current liabilities                            7,024     5,566     7,371     8,554     15,079

Total assets (1)                              18,399    27,632    26,078    32,073     40,378

Long-term debt and capital lease
   obligations (1) (2)                             -    10,945     6,321     6,858      7,081

Deferred gain (1)                              3,548         -         -         -          -
Stockholders' equity                           7,810    11,156    13,889    17,440     18,813

<F1>
(1) ITEM 2 (Properties) describes the accounting impact to the property and equipment and debt classifications resulting from the sale of an investment in a real estate limited partnership.

(2) Includes current and long-term portions of debt and capital lease obligations.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and
Results of Operation ("MD&A") explains the results of operations of Concepts Direct, Inc. (the "Company"). MD&A should be read in conjunction with the Consolidated Financial Statements.

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT FUTURE
RESULTS

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance and other statements that are not historical facts.

These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar word.

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are sometimes presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial accounting principles or policies imposed by governing bodies, industry conditions and financial market conditions, including the availability and cost of capital.

The Company bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

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

*  lack of availability/access to capital;

* lack of availability/access to sources of supply for appropriate inventory, forward purchasing of catalog paper, capital expenditures, etc.;

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

2001 was a year in which the Company was able to refocus on building the infrastructure to grow its catalog titles. By increasing the level of prospecting activity in the second half of the year, the Company was able to revive revenue growth and customer reactivation. Although sales declined through the first nine months of 2001, the Company was successful increasing sales in the fourth quarter by approximately 12.5%. Sales for the year increased modestly to $55.8 million.

Company profitability remained depressed as a result of the fixed overhead of the Company's facilities as a percentage of sales. Additionally, in the fourth quarter, the Company initiated marketing tests and increased circulation across all catalog brands, which had the effect of increasing advertising costs as a percentage of sales. The Company is now focused on growing all of its brands at a controlled pace and believes that the marketing investments made in the fourth quarter will help provide the foundation to further develop all brands in the future. Advertising costs as a percentage of gross product sales in 2001 were 37%.

Below is a table of key operating statistics as a percentage of sales.

                                  2001        2000        1999
Net sales                         100.00%     100.00%     100.00%

Operating costs and expenses
  Cost of product and delivery     55.62%      60.48%      66.49%
  Selling, general and
     administrative                48.53%      41.50%      39.89%
  Restructuring costs                  -        0.75%          -

Total operating costs and
  expenses                        104.15%     102.73%     106.38%

Operating loss from continuing
  Operations                       -4.15%      -2.73%      -6.38%

Other income (expense) net         -1.44%       2.83%      -0.68%

Income (loss) from continuing
   Operations before income taxes  -5.59%       0.09%      -7.06%

Benefit for income taxes               -           -        1.42%

Income (loss) from continuing
   Operations                      -5.59%       0.09%      -5.63%

Discontinued operations,net of taxes
   Operating loss                      -       -4.24%      -0.91%
   Loss on disposal                    -       -0.78%          -

Total loss from discontinued
   Operations                          -       -5.02%      -0.91%

Net loss                           -5.59%      -4.93%      -6.54%

Results of operations for fiscal 2001, compared to fiscal 2000

Net Sales

Net sales increased modestly to $55.8 million in 2001 compared to $55.5 million in 2000. During the first three-quarters of 2001, the Company experienced a year over year sales decline as a result of lower circulation volumes and reduced prospecting as compared to the 2000 levels. Sales declined 5.1%, 12.7% and 1.3% in the first quarter, second quarter and third quarter, respectively. In the fourth quarter, the Company increased prospecting volumes and circulation of catalogs over the prior year period. This resulted in fourth quarter sales in 2001 increasing 12.5% to $22.7 million.

Sales of personalized paper products increased to 54% of total catalog sales in 2001 versus 47% in 2000. The primary driver of this increase was a 24.2% increase in catalog circulation for the Colorful Images catalog, which derives the majority of its sales from paper products.


Cost of Product and Delivery and Gross Margin

Cost of product and delivery decreased 400 basis points to 56%, as a percentage of sales in 2001, compared to 60%, as a percentage of sales in 2000. The improvement was a result of a paper products price increase that was put in place in mid-2001 and the result of a higher percent of revenues derived from the sale of personalized paper products. Personalized paper products carry a significantly higher gross margin than do other product categories.

Gross margin improved to 44% for all of 2001 compared to 40% for the same period in 2000.


Sales, General and Administrative Expense

Sales, general and administrative expense increased approximately 17.6% to $27.1 million in 2001 compared to $23.0 million for all of 2000. As a percentage of sales, SG&A expense was 49% for 2001 compared to 42% for 2000. This increase was almost entirely driven by increased advertising expenses in the second half of the year. For the year, advertising as a percentage of sales increased to approximately 37% of gross product sales versus 31% of gross product sales for all of 2000.


Operating Loss from Continuing Operations

For the year ended 2001, the Company's operating loss from continuing operations was approximately $2.3 million versus a loss of approximately $1.5 million in 2000.


Other Income (Expense), net

Other expenses in 2001 totaled $803,000 versus other income of approximately $1.6 million in 2000. Other expenses in 2001 were comprised primarily of interest expense of approximately $1.3 million offset by interest and dividend income of approximately $311,000. In 2000, other income (expense), consisting primarily of gains on the sale of assets, interest expense and interest income, was income of $1.6 million.


Income Taxes

The Company recognized no income tax benefit in either of the years 2000 or 2001.


Results of operations for fiscal 2000, compared to fiscal 1999

Net Sales

Net sales remained level at $55.5 million in 2000, which was the same as 1999. In 1999, the sales decreased primarily because of a reduction in total catalog circulation as compared to the prior year. Management planned these decreases to achieve its objective of reducing prospecting losses per mail cycle. Personalized paper products increased as a percentage of total sales from 34% in 1998 to 41% in 1999 to 47% in 2000. The increases for personalized paper products in 2000 and 1999 occurred primarily because of a reduction in circulation of catalogs that primarily sold gift, home decor and other merchandise. Circulation of the Colorful Images catalog, which advertises a wide variety of high-margin personalized paper products, increased during 2000, as did associated sales from the catalog.

Substantially all of the net sales in 1999 and 2000 occurred in the Concepts Direct business segment.


Cost of Product and Delivery and Gross Profit

Cost of product and delivery as a percentage of sales was 60% in 2000, compared to 66% in 1999. Gross profit increased by $3.3 million, or 18%, to $21.9 million in 2000 from $18.6 million in 1999.

Gross margin as a percentage of net sales was 40% in 2000 and 34% in 1999.

An increase in the Company's inventory allowance due to a refinement in the allowance methodology in 1999 had an impact on its gross profit during the three-year period. The increase in gross profit in 2000 resulted primarily from the absence of an increase in the inventory allowance in 2000 and from the increase in personalized paper products as a percent of sales. Gift, home decor and other merchandise items generally have higher product costs as a percentage of sales than personalized paper products. In 2000 and 1999, personalized paper product costs were generally less than 15% of sales price compared to gift and merchandise products whose costs were generally in excess of 30% of sales price. In addition, but to a lesser degree, lower variable costs of operations contributed to the increase in gross profit as a percentage of sales. These lower variable costs included order processing labor efficiencies. The amount of excess inventory on hand at the end of 1999 was substantially reduced in 2000 through a number of liquidation initiatives, with no significant effect on margins. The total charge to expense for the inventory obsolescence allowance was a credit of $114,000 in 2000.

Gross profit of Concepts Direct, the catalog business, excluding the operations of iConcepts and BOTWEB, was 41% in 2000 compared to 33% in 1999.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased $0.9 million, or 4%, to $23.0 million in 2000 from $22.1 million in 1999.

Selling, general and administrative expenses as a percentage of sales were 42% in 2000 and 40% in 1999. The increase in 2000 resulted primarily from higher marketing costs as a percentage of sales. The most significant factor in the 2000 increase in marketing costs as a percentage of sales was the increase in paper costs incurred for catalog production compared to such costs in 1999.


Restructuring Costs

One-time, non-cash restructuring costs of $417,000 were recorded during the third quarter of 2000. These charges related to certain capitalized software and website development costs, the value of which were impaired as a result of the Company's scaling back of its Internet initiatives in the iConcepts subsidiary.


Operating loss from continuing operations

The Company's loss from continuing operations was $1.5 million in 2000 and $3.5 million in 1999. Losses attributable to the iConcepts business segment and the portion of the BOTWEB business segment activities included in continuing operations were $3.1 million in 2000 and $1.4 million in 1999. Of the $3.1 million losses from continuing operations attributable to iConcepts and BOTWEB in 2000, all but $10,000 was incurred during the first nine months of the year. The decrease in losses from the operations of the subsidiaries late in 2000 reflects the Company's decision to cancel commitments of resources to Internet initiatives not directly in support of the operations of Concepts Direct.


Other income (expense)

Other income (expense), consisting primarily of gains on the sale of assets, interest expense, and interest income, was income of $1.6 million in 2000 and expense of $375,000 in 1999.

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

Interest expense was $884,000 for 2000 and $530,000 for 1999. The increase in interest expense in 2000 resulted primarily from short-term borrowings caused primarily by the cash needs associated with the Internet initiatives of iConcepts and BOTWEB.


Income taxes

The Company had an income tax benefit of $789,000 in 1999. The Company had no income tax provision or benefit in 2000. The income tax rate of 0% in 2000, and the benefit rate in 1999 of approximately 20%, was because of the reduction of the deferred tax asset attributable to net operating losses generated during those periods to a value anticipated by management to be realizable in the near future. The 1999 income tax rate was lower than the statutory federal and state tax rates because of the availability of certain state income tax credits.


Business Segments

During 2001, the Company operated entirely as one operating segment ("Concepts Direct") consisting of the catalog operations and the corresponding websites.

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

The operations of iConcepts, Inc. were scaled back to support only the on-going operations of the catalog brands of Concepts Direct, Inc. The remaining assets and employees of iConcepts, Inc. were incorporated back into the parent company, Concepts Direct, Inc., in the fourth quarter of 2000. These assets and employees had been charged to the Concepts Direct business segment by the iConcepts business segment during the first three quarters of 2000, as well as in 1999. The iConcepts Internet retailing sites, excluding NewBargains.com and TheBearHouse.com, have been shut down. NewBargains.com has been folded into the parent company as part of the Company's continuing inventory liquidation program. TheBearHouse.com has been retained for its potential value to the Collectibles brand, although no efforts are currently being put forth to maintain or enhance the site.

As noted above, certain assets and employees of iConcepts were moved into the parent as of October 1, 2000. The parent company, Concepts Direct, Inc. paid most of the costs associated with these assets and employees through inter-company cost sharing arrangements during the first three quarters of 2000.

Use of  "the Company" refers to all of the segments combined.


Discontinued Operations

During 1999 and the first half of 2000, the Company engaged in significant development efforts, with attendant significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 1999 and 2000. In early 2000, the Company moved certain of its Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand its Internet strategy and benefit from assets that were created to support its Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, the Company discontinued BOTWEB and significantly scaled back iConcepts. At December 31, 2000, all the remaining operations and assets of iConcepts are part of the Concepts Direct business segment. While this structure was in place, the Company provided business segment financial information for each of the three segments of the business. The subsidiary operations are discussed more fully in the Business Segments section of this report.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 2001 were $1,656,000 compared to $2,289,000 at December 31, 2000. The current ratio decreased slightly to 1.87 at December 31, 2001 compared to 2.17 at the end of December 31, 2000. The decrease in the current ratio was primarily the result of higher accounts payable, increased accrued employee compensation and higher customer liabilities at December 31, 2001 compared to levels at December 31, 2000. Additionally, lower cash balances and accounts receivable partially offset by higher inventories and deferred advertising costs decreased the Company's current ratio at December 31, 2001 compared to December 31, 2000.

In 2001, the Company used $2,246,000 of cash from continuing operations. In an attempt to improve initial fill rates in the early part of 2002 and fulfill back orders, inventories increased $1,052,000 in 2001. Deferred advertising costs increased $1,285,000 as a result of the increased mail volumes in 2002.

The Company generated $1,875,000 of cash from investing activities in 2001. During the fourth quarter, the Company generated $825,000 from the sale of its 25% retained interest in a real estate partnership. An additional $810,000 of cash was generated as a result of the payoff of a note receivable on the sale of real estate. In connection with the real estate transactions, the Company was successful in releasing $500,000 of cash that had previously been restricted as collateral.

Other uses of cash were capital expenditures. Capital spending in 2001 decreased significantly compared to 2000 levels. During 2001, the Company expended $263,000 on capital expenditures compared to $1,300,000 in 2000. The primary expenditures on capital projects in 2001 were upgrades to the Company's information systems and the capitalization of previously developed software applications.

During 2001, the Company purchased treasury stock in the amount of $227,000. The transactions totaled 93,700 shares at an average price of $2.42 per share.

A significant portion of the Company's sales, general and administrative expense is related to catalog advertising. A portion of these expenses is considered discretionary and, as such, may be reduced in order to decrease cash outflows from operations. However, a reduction in advertising may have an adverse effect on the Company's long-term ability to increase revenue and retain customers.

At the end of 2001, the Company did not have in place a credit facility to fund future growth of the business. During the first three quarters of 2002, the Company expects to be a net user of cash, as a result of increased working capital requirements to fund growth. However, the Company expects to generate positive cash flow from operations in the fourth quarter and for the year. The Company plans to grow its sales by investing in reactivating older customers and acquiring new catalog customers through a more aggressive prospecting program than in the past several years. The Company anticipates partially meeting its working capital needs during this time through operating cash flows. In addition, the Company has entered into a financing to be able to meet its capital needs during this time-period.

On March 28, 2002, the Company closed on a $2 million financing (the "Financing") with Phillip A. Wiland and Linda S. Wiland (the "Wilands"). The Financing entailed a 10% Senior Secured Promissory Note in an aggregate principal amount of $2,000,000 and a Common Stock Purchase Warrant, representing the right to acquire 275,000 shares of the Company's common stock. The note is secured by the assets of the Colorful Images brand pursuant to a security agreement. The Company entered into the Financing to fund the Company's growth in sales and is attempting to find additional financing at substantially similar rates and terms. (For further discussion of the Financing, please see "Contractual Obligations and Commercial Commitments" and "Related Party Transactions" below.)

The Company expects to generate positive cash flow from operations beginning in the fourth quarter of 2002. The Company believes that operating cash flows including those increases anticipated by its aggressive prospecting program will generate enough capital to meet its cash flow needs in the future.

The Company is subject to risks and uncertainties that may negatively impact cash flows from operations. In addition to general and industry economic conditions, such risks and uncertainties include, but are not limited to, the following:

* the Company's operating cash flows not increasing as the Company presently anticipates due to the Company's growth plans;

* increased costs including increases in postal rates, the cost of paper or other significant products or merchandise; and

*  lack of availability or access to additional capital if needed.

During 2000, the trading price of the common stock of Concepts Direct, Inc. fell to levels that failed to meet the minimum market value of public float requirements of the Nasdaq National Market, causing the listing of the common stock to move to the Nasdaq SmallCap Market in February 2001.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company leases its corporate headquarters and fulfillment center, two retail locations, a warehouse and various types of equipment under operating lease agreements expiring through 2020. The Company occupies its corporate headquarters and fulfillment center under the terms of a twenty-year lease, which had an initial monthly rental of $103,000 per month and escalates 3% per year. The Company's performance under the lease is secured by a security deposit of $1.0 million at December 31, 2001. The lease also provides that the Company, in addition to base rent, is responsible for reimbursement of property taxes and other costs. The retail location leases are subject to rental, based on sales, and operating cost reimbursement adjustments under certain circumstances. At December 31, 2001, rental commitments under non-cancelable operating leases, excluding renewal options, with terms in excess of one year were as follows: (1) total minimum lease payments - $33,539,000; (2) total payments in 2002 - $2,176,000; (3) total payments in 2003-2004 - $3,206,000; (4)
total payments in 2005-2006 - $3,163,000; and (5) total payments after 2006 - $24,994,000.

On March 28, 2002, the Company closed on the Financing. The Financing entailed a 10% Senior Secured Promissory Note (the "Note") in an aggregate principal amount of $2,000,000 and a Common Stock Purchase Warrant, representing the right to acquire 275,000 shares of the Company's common stock. The Company's loan commitments under the Financing are as follows (assuming the Company does not prepay the loan which it is allowed to do after the first year without penalty): (1) total minimum loan payments -- approximately $2,550,000; (2) total payments in 2002 -- approximately $382,000; (3) total payments in 2003-2004 -- approximately $1,020,000; (4) total payments in 2005-2006 -- approximately $1,020,000; and (5) total payments after 2006 -- approximately $128,000. The terms of the Note provide that Events of Default include: (i) failure to make a payment for a period of thirty (30) days from when such payment is due; (ii) a judgment creditor obtaining possession of any collateral securing the Note;
(iii) failure to cure within ten (10) days any impairment on the noteholders' lien on such collateral; and (iv) the filing of voluntary or involuntary bankruptcy against the Company that is not dismissed within thirty (30) days. Upon an Event of Default, all principal and interest shall immediately become due and payable. The Note is secured by the assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement").

The Company entered into the Financing to fund its plans to grow sales. The Company continues to seek additional financing to fund these plans. The Note provides that if the Company obtains additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s) and would agree to amend the Security Agreement in order for the prospective investor(s) to collateralize pro rata in the secured assets. (For further discussion of the Financing, please see "Liquidity and Capital Resources" above and "Related Party Transactions" below.)


IMPACT OF SALE OF INVESTMENT IN LIMITED PARTNERSHIP

In November 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (SFAS No. 98), the lease was recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The Company's performance under the lease is secured by a security deposit of $1.0 million at December 31, 2001. The Company accounted for its investment in the Limited Partnership under the equity method.

In December 2001, the Company sold its investment in the Limited Partnership for $825,000 and recognized a net gain on the sale of
$117,500 which is recorded as other income.   The sale of the
investment effectively removed the Company's continuing involvement in the Limited Partnership. In accordance with SFAS No. 98 and SFAS No. 66 "Accounting for Sales of Real Estate," the Company now accounts for the transaction under sales-leaseback accounting which resulted in the related property and debt being eliminated and the recognition of a deferred gain in the amount of $3,755,000. The Company now accounts for the lease as an operating lease and the deferred gain will be recognized ratably over the remainder of the lease term.


RELATED PARTY TRANSACTIONS

The Financing detailed above in "Liquidity and Capital Resources" and "Contractual Obligations and Commercial Commitments" is between the Company and the Wilands. Phillip A. Wiland is the Chairman and Chief Executive Officer of the Company as well as being a significant stockholder of the Company. Linda S. Wiland is Mr. Wiland's spouse.

The Company entered into the Financing to fund its 2002 plans to grow sales. At the request of the Company's Board of Directors, the Company sought similar financing from numerous sources including credit facilities from banks and mezzanine funding. However, the Company was not successful in finding financing on terms equal or better to the terms given to the Wilands. Therefore, the Company's Board of Directors set up a special committee of Board members consisting of Virginia B. Bayless and Kenneth M. Gassman, Jr. to review the terms of the Financing. The Financing was approved by the Board's special committee. The on-going contractual commitments are detailed above in "Contractual Obligations and Commercial Commitments."


CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in
Note 1 to the Company's Consolidated Financial Statements. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company has identified the following accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to the Company's financial condition or results of operations under different conditions or using different assumptions.

Deferred advertising costs are a significant asset of the Company. These costs primarily relate to paper, printing and distribution of catalog materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred.

Inventories of products, net of valuation allowances, are stated at the lower of cost (first-in, first-out method) or market. The valuation allowance on products is determined by the age of the product in inventory and the Company's estimation of demand for the product, based on historical trends.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement 141 Business Combinations and Statement 142 Goodwill and Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is required to adopt Statement 141 beginning January 1, 2002.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt Statement 142 beginning January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are impacted by significant increases in paper prices. However, to mitigate this risk in 2002, the Company entered into a supply agreement with a paper vendor at what the Company believes is an attractive price.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Concepts Direct, Inc.
are set forth below:                                       Page #

  Report of Independent Auditors on the financial
  statements and schedules of Concepts Direct, Inc.          31

  Consolidated Balance Sheets as of December 31,
  2001 and 2000                                              32

  Consolidated Statements of Operations for the years
  ended December 31, 2001, 2000 and 1999                     33

  Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999       34

  Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999                     35

  Notes to Consolidated Financial Statements -
  December 31, 2001                                          36

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying consolidated balance sheets of Concepts Direct, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /S/ ERNST & YOUNG LLP

Denver, Colorado
March 1, 2002
   except for Note 17, as to which the date is March 28, 2002



                      Concepts Direct, Inc.

                   Consolidated Balance Sheets
                                              December 31,
                                         2001             2000
ASSETS
Current assets:
   Cash and cash equivalents         $ 1,656,000      $ 2,289,000
   Restricted cash                             -          500,000
   Accounts receivable,
      less allowances                    241,000          404,000
   Deferred advertising costs          5,032,000        3,747,000
   Inventories, less allowances        5,736,000        4,841,000
   Prepaid expenses and other            447,000          306,000

      Total current assets            13,112,000       12,087,000

Property and equipment, net            1,352,000        9,607,000
Capitalized software costs, net        1,564,000        1,938,000
Trademark and other intangibles, net   1,016,000        1,130,000
Other assets                           1,355,000        2,870,000

           TOTAL ASSETS              $18,399,000      $27,632,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued
      expenses                       $ 5,414,000      $ 4,481,000
   Current maturities of debt and
      capital lease obligations                -           35,000
   Accrued employee compensation         612,000          537,000
   Deferred gain                         199,000                -
   Customer liabilities                  799,000          513,000

      Total current liabilities        7,024,000        5,566,000

Other liabilities                         17,000                -
Deferred gain                          3,548,000                -
Debt and capital lease obligations             -       10,910,000

Stockholders' equity:
   Common stock, $.10 par value,
      authorized 7,500,000 shares,
      issued and outstanding 5,017,238
      and 5,015,448 in 2001 and 2000,
      respectively                       502,000          502,000
   Additional paid-in capital         14,396,000       14,396,000
   Retained deficit                   (6,861,000)      (3,742,000)
   Treasury stock at cost,
      93,700 shares in 2001             (227,000)               -

      Total stockholders' equity       7,810,000       11,156,000

      TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY       $18,399,000      $27,632,000

<F1>
See notes to consolidated financial statements.

                       Concepts Direct, Inc.

                Consolidated Statements of Operations
                                                 Year Ended December 31,
                                          2001          2000          1999
Net sales                                $55,757,000    $55,453,000   $55,475,000
Operating costs and expenses
   Cost of product and delivery           31,013,000     33,537,000    36,886,000
   Selling, general and administrative    27,060,000     23,014,000    22,128,000
   Restructuring costs                             -        417,000             -

Total operating costs and expenses        58,073,000     56,968,000    59,014,000

Operating loss from continuing operations (2,316,000)    (1,515,000)   (3,539,000)

Other income (expense), net                 (803,000)     1,567,000      (375,000)
Income (loss) from continuing operations
   before income taxes                    (3,119,000)        52,000    (3,914,000)

Benefit for income taxes                            -              -      789,000

Income (loss) from continuing operations  (3,119,000)        52,000    (3,125,000)

Discontinued operations, net of taxes:
        Operating loss                             -     (2,353,000)     (503,000)
        Loss on disposal                           -       (433,000)            -
Total loss from discontinued operations            -     (2,786,000)     (503,000)

Net loss                                 $(3,119,000)   $(2,734,000)  $(3,628,000)

Basic and diluted earnings (loss) per share
        Continuing operations            $     (0.63)   $      0.01   $     (0.63)
        Discontinued operations                    -          (0.56)        (0.10)

        Net loss                         $     (0.63)   $     (0.55)  $     (0.73)

Weighted average number of common
   shares used in computing basic
   earnings (loss) per share               4,983,169      5,002,586     4,976,819

<F1>
See notes to consolidated financial statements.


                            Concepts Direct, Inc.

               Consolidated Statements of Stockholders' Equity
                                                      Additional     Retained                    Total
                                   Common Stock         Paid-In      Earnings     Treasury    Stockholders'
                               Shares      Amount       Capital      (Deficit)      Stock        Equity
Balance at December 31, 1998   4,967,286   $497,000   $14,324,000    $ 2,620,000  $       -    $17,441,000

    Net loss                           -          -             -     (3,628,000)         -     (3,628,000)

    Exercise of stock options     18,332      2,000        74,000              -          -         76,000

Balance at December 31, 1999   4,985,618    499,000    14,398,000     (1,008,000)         -     13,889,000

    Net loss                           -          -             -     (2,734,000)         -     (2,734,000)

    Exercise of stock options     29,830      3,000        (2,000)             -          -          1,000

Balance at December 31, 2000   5,015,448    502,000    14,396,000     (3,742,000)         -     11,156,000

    Net loss                           -          -             -     (3,119,000)         -     (3,119,000)

    Purchase of treasury stock         -          -             -              -   (227,000)      (227,000)

    Exercise of stock options      1,790          -             -              -          -              -

Balance at December 31, 2001   5,017,238   $502,000   $14,396,000    $(6,861,000) $(227,000)   $ 7,810,000

<F1>
See notes to consolidated financial statements.


                              Concepts Direct, Inc.

                       Consolidated Statements of Cash Flows
                                                            Year Ended December 31,
                                                       2001          2000          1999
OPERATING ACTIVITIES
  Income (loss) from continuing operations             $(3,119,000)  $    52,000   $(3,125,000)
  Adjustments to reconcile income (loss)
      from continuing operations to net cash
      provided by (used in) continuing operating
      activities:
    Increase (decrease) in allowance for bad debts          (7,000)      (48,000)       23,000
    Increase (decrease) for losses in inventory values     157,000      (114,000)    3,226,000
    Depreciation                                         1,043,000     1,803,000     1,156,000
    Amortization                                           575,000       504,000       310,000
    Deferred gain amortization                              (8,000)            -             -
    Decrease in current and deferred income taxes payable        -             -      (733,000)
    Gain on disposals of property and equipment                  -    (2,398,000)            -
    Loss (gain) on disposal of certain assets             (123,000)       53,000             -
    Interest financed as debt                              233,000             -             -
    Changes in operating assets and liabilities:
      Accounts receivable                                  170,000       285,000      (248,000)
      Deferred advertising costs                        (1,285,000)   (1,632,000)    2,603,000
      Inventories                                       (1,052,000)      494,000     2,127,000
      Prepaid expenses and other                          (141,000)      167,000      (206,000)
      Trade accounts payable and accrued expenses          933,000     1,063,000    (1,528,000)
      Accrued employee compensation                         75,000       (46,000)       35,000
      Customer liabilities                                 286,000      (266,000)      285,000
      Other                                                 17,000             -       (29,000)

  Net cash provided by (used in) continuing operating
      activities                                        (2,246,000)      (83,000)    3,896,000

INVESTING ACTIVITIES
   Cash restricted as collateral                                 -      (500,000)            -
   Release of cash restricted as collateral                500,000             -             -
   Capital expenditures                                   (263,000)   (1,300,000)   (3,102,000)
   Sales of property, equipment and investments                  -     3,162,000             -
   Sales of other assets                                         -        75,000             -
   Investment in real estate limited partnership                 -      (625,000)            -
   Sale of investment in real estate limited partnership   825,000             -             -
   Issuance of security deposit to real estate limited
      partnership                                                -    (1,010,000)            -
   Payoff of note receivable on sale of land               810,000             -             -
   Acquisition of assets                                         -             -    (1,925,000)
   Other investing activities                                3,000        47,000         4,000
   Net cash provided by (used in) continuing investing
      activities                                         1,875,000      (151,000)   (5,023,000)

FINANCING ACTIVITIES
   Advances on revolving line of credit                          -     4,750,000             -
   Repayments on revolving line of credit                        -    (4,750,000)            -
   Principal payment on debt and capital lease obligations (35,000)  (10,196,000)   (3,762,000)
   Issuance of debt and capital lease obligations                -    13,749,000     2,992,000
   Exercise of stock options                                     -         1,000        76,000
   Purchase of treasury stock                             (227,000)            -             -

   Net cash provided by (used in) continuing financing
      activities                                          (262,000)    3,554,000      (694,000)

   Increase (decrease) in cash and cash equivalents
      from continuing operations                          (633,000)    3,320,000    (1,821,000)

   Net cash used in discontinued operations                      -    (2,262,000)   (1,018,000)

   Increase (decrease) in cash and cash equivalents       (633,000)    1,058,000    (2,839,000)

Cash and cash equivalents at beginning of year           2,289,000     1,231,000     4,070,000

Cash and cash equivalents at end of year               $ 1,656,000   $ 2,289,000   $ 1,231,000

<F1>
See notes to consolidated financial statements.



NOTE 1.  Organization and Summary of Significant Accounting Policies

Description of Business: Concepts Direct, Inc. (the "Company") is a direct mailing company focused on marketing products directly to individual consumers. The company sells personalized paper products and a diverse line of merchandise, including home decorative items, gift items, collectibles and casual apparel under various catalog titles and internet sites associated with the catalog titles.

The Company refers to Concepts Direct, Inc. and its consolidated subsidiaries, which includes the iConcepts hosting equipment and software and related operations and the BOTWEB.com Internet portal and related operations. As described in Notes 2 and 3, the operations of iConcepts have been significantly curtailed and the operations of BOTWEB are classified as a discontinued operation of the Company. All intercompany balances and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Geographic Information: The Company derives substantially all of its revenues from customers in the United States and no individual customer accounts for 10% or more of revenues for any of the periods presented. Export sales were immaterial during the years ended December 31, 2001, 2000 and 1999. All identifiable assets are located in the United States.

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

Restricted Cash: The restricted cash balance of $500,000 as of December 31, 2000 represents cash used to secure a $500,000 line of credit with a financial institution. During 2001, the Company terminated the line of credit and the restriction on cash was removed.

Accounts Receivable: These receivables relate primarily to the list rental of customer names less allowances for bad debt. List rental allowance for bad debt as of December 31, 2001 and 2000 was $11,000 and $18,000 respectively.

Deferred Advertising Costs: These costs primarily relate to paper, printing and distribution of catalog materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $20,620,000, $17,388,000 and $16,721,000 in
2001, 2000 and 1999, respectively.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives. Repairs and maintenance are charged to operations as incurred.

Inventories: Inventories of products, net of valuation allowances of $1,062,000 and $1,840,000 at December 31, 2001 and 2000,
respectively, are stated at the lower of cost (first-in, first-out method) or market.

Capitalized Software Costs: Costs of internally developed software applications, which are for internal use, are capitalized and amortized over five years. Amortization of capitalized software costs totaled $461,000, $391,000 and $236,000 in 2001, 2000 and
1999, respectively.

Impairment of Long-lived Assets: The Company periodically reviews the carrying amounts of its long-lived assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. If an impairment adjustment is deemed necessary, the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual values could vary significantly from the estimates.

Barter Transactions: The Company regularly exchanges customer lists with other direct marketers, on a name-for-name basis, with no payment made or received. The value of such transactions is not readily determinable by the Company and, therefore, these exchanges are not reflected in the Company's financial statements.

Trademarks and Other Intangibles: Trademarks and other intangibles are carried at cost less accumulated amortization, which is calculated on a straight-line basis over 20 and 5 years, respectively. Accumulated amortization on intangibles was $301,000 and $188,000 at December 31, 2001 and 2000, respectively.

Shipping and Handling Costs: Outbound shipping and handling costs are included in the cost of product and delivery.

Warranties: The Company's sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for various periods, generally up to one year. The company accrues for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience. Actual warranty costs for the years ended December 31, 2001, 2000 and 1999 were $1,750,000, $1,919,000 and $1,644,000, respectively.

Revenue Recognition: Revenues from the sale of products are recognized when products are shipped to customers.

Per Share Data: Earnings /(loss) per share are computed and reported on a dual presentation basis. Basic earnings /(loss) per share are computed by dividing net income by the weighted average number of shares outstanding during the periods represented. Diluted earnings/(loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. The Company's common share equivalents consist of stock options issued to key employees and outside directors. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, amounted to 144,517, 127,222 and 187,551 at December 31, 2001, 2000 and 1999, respectively.

Dividend Policy: At the present time, the Company intends to retain earnings to provide funds for operations and expansion of the Company's business. Thus, the Company does not expect to pay cash dividends in the foreseeable future.

Cash Requirements and Management's Plans: The Company incurred a net loss of $3,119,000 for the year ended December 31, 2001 and has a retained deficit of $6,861,000 at December 31, 2001. The Company's future capital requirements will depend on several factors, including, among others, the ability of the Company to achieve revenue growth in its core direct mailing business, the costs involved in the printing and distribution of advertising materials, and the costs of shipping and handling of merchandise to customers. Management intends to address the future requirements of the company through debt financing and revenue growth strategies focused on its direct mailing business. Management believes that its operational plans will be sufficient to allow the Company to sustain its operations through December 31, 2002.

Reclassifications: Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

Impact of Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board issued Statement 141 Business Combinations and Statement 142 Goodwill and Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is required to adopt Statement 141 beginning January 1, 2002.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt Statement 142 beginning January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.


NOTE 2.  Discontinued Operations

During the third quarter of 2000, the Company discontinued the operations of the BOTWEB business segment. Specifically, all employees of BOTWEB were terminated, the BOTWEB.com website was shut down and the related capitalized software costs were fully written off.

During 2000 and 1999, BOTWEB had net external sales of $64,000 and $64,000, respectively. The BOTWEB discontinued operations had net losses of $2,786,000, including a $433,000 loss on disposal, and $503,000 during 2000 and 1999, respectively. The net assets of BOTWEB, Inc. were $0 as of December 31, 2000. During 2001, the BOTWEB legal entity was dissolved and the discontinued operations had neither external sales nor net losses.


NOTE 3.  Restructuring Costs

During the third quarter of 2000, the Company restructured its business and decided to significantly reduce the on-going activities of its iConcepts business segment. In connection with this restructuring, management determined that certain capitalized software and web site development costs associated with the operations of the iConcepts business segment were significantly impaired. Accordingly, the Company wrote off approximately $668,000 of capitalized software net of $251,000 accumulated amortization in the third quarter, for total restructuring costs of $417,000. During the fourth quarter of 2000, the remaining assets and employees of iConcepts were incorporated back into Concepts Direct, Inc.


NOTE 4.  Statements of Cash Flows

Following is supplemental information to the consolidated statements of cash flows:

                                                              Year Ended December 31,
                                                       2001          2000          1999
Non-cash investing and financing activities:
   Interest financed as debt                           $   233,000   $   10,023    $      -
   Building and land disposal, net of accumulated
       depreciation, due to subsequent recognition
       of sale under sale-leaseback accounting
       (see Note 5)                                      7,388,000            -           -
   Deferred gain due to subsequent recognition of
       sale under sale-leaseback accounting (see Note 5) 3,755,000            -           -
   Note payable reduction due to subsequent recognition
       of sale under sale-leaseback accounting
       (see Note 5)                                     11,143,000            -           -
   Equipment financed through capital leases                     -            -     122,000
   Note receivable issued pursuant to land sale
       (see Note 5)                                              -      880,000           -
   Accounts payable refinanced as debt                           -    1,088,000           -

Cash flow data:
   Cash paid during the year for interest              $ 1,247,000   $  884,000    $561,000

NOTE 5.  Property and Equipment

Property and equipment consist of:
                                                                                    Principal
                                                                December 31,        Estimated
                                                       2001          2000          Useful Lives
Data processing equipment                              $ 2,490,000   $ 2,293,000   3-5 years
Computer software and website development                1,300,000     1,296,000   3-5 years
Furniture and equipment                                  2,414,000     2,392,000   3-5 years
Building and land leased under financing arrangement             -     7,830,000    20 years
Land held for sale or expansion                            256,000       303,000         N/A
                                                         6,460,000    14,114,000
Less accumulated depreciation                           (5,108,000)   (4,507,000)
    Total                                              $ 1,352,000   $ 9,607,000

NOTE 5.  Property and Equipment (continued)

Until 2000, the Company owned approximately 128 acres of undeveloped land in Longmont, Colorado, (classified as "Land held for sale or expansion" above). In 2000, the Company sold approximately 100 acres of the land for approximately $3,869,000 (net of $111,000 of closing costs). Of the $3,869,000 of net proceeds, $880,000 was a note receivable. The note receivable carried an interest rate of 8.0%, with interest only payments due quarterly through December 2003, at which time the unpaid interest and principal payments were due in full. During 2000, the Company recognized a gain on the transaction of approximately $2,393,000, which was recorded as other income. In consideration for early payment on the note receivable, the Company received $810,000 in June 2001 and recognized a loss of $70,000, which is recorded as other expense.

In November 2000, the Company refinanced its corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (SFAS No. 98) the lease was recorded as a financing transaction due to the Company's continuing involvement in the Limited Partnership. The Company effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. The Company accounted for its investment in the Limited Partnership under the equity method.

In December 2001, the Company sold its investment in the Limited Partnership for $825,000 and recognized a net gain on the sale of
$117,500 which is recorded as other income.   The sale of the
investment effectively removed the Company's continuing involvement in the Limited Partnership. In accordance with SFAS No. 98 and SFAS No. 66 "Accounting for Sales of Real Estate", the Company now accounts for the transaction under sale-leaseback accounting which results in the related property and debt being eliminated and the creation of a deferred gain in the amount of $3,755,000. The Company now accounts for the lease as an operating lease and the deferred gain will be recognized ratably over the remaining term of the lease.


NOTE 6.  Other Assets

Other assets consist of:
                                             December 31,
                                           2001         2000
Investment in Limited Partnership          $        -   $  625,000
Note receivable                                     -      880,000
Security deposit                            1,010,000    1,010,000
Refundable deposits                           100,000      108,000

Lease payments in advance                      40,000            -
Product development costs
   (net of amortization)                      205,000      247,000

       Total                               $1,355,000   $2,870,000

NOTE 7.  Lines of Credit, Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following at December 31:
                                                                                 2001   2000
Financed real estate obligation, principal and interest payable monthly
   through 2020, with interest at 12.48% (see note 5)                           $   -  $10,910,000
Capital lease obligation, principal and interest payable monthly through
   2001, with interest at 8.56%                                                      -       35,000
Total debt and capital lease obligations                                                 10,945,000
Less current maturities                                                                      35,000
Long-term debt obligations                                                       $   -  $10,910,000

<F1>
The carrying amounts of the Company's borrowings approximate their fair market value as all borrowings have interest rates which approximate the current market rates for such borrowings.

In September 1998, the Company entered into a $300,000 credit facility with a bank, bearing interest at a variable rate equal to the bank's prime rate and expiring February 2002. After February 1999, borrowings under the credit facility were not allowed, and subsequently in 2000, the credit facility was cancelled.

As of December 31, 2000, the Company had $500,000 available from a revolving line of credit with a bank, secured by restricted cash of a like amount. During 2001, the Company terminated the line of credit and the restriction on cash was removed.

NOTE 8.  Operating Leases

The Company leases its corporate headquarters and fulfillment center, two retail locations, a warehouse and various types of equipment under operating lease agreements expiring through 2020. The Company occupies its corporate headquarters and fulfillment center under the terms of a twenty-year lease, which has an initial monthly rental of $103,000 and escalates 3% per year. The Company's performance under the lease is secured by a security deposit of $1.0 million at December 31, 2001. The lease also provides that the Company, in addition to base rent, is responsible for the reimbursement of property taxes and other costs. The retail location leases are subject to rental, based on sales, and operating cost reimbursement adjustments under certain circumstances.

At December 31, 2001, rental commitments under non-cancelable operating leases, excluding renewal options, with terms in excess of one year were as follows:

2002                          $  2,176,000
2003                             1,608,000
2004                             1,598,000
2005                             1,594,000
2006                             1,569,000
Thereafter                      24,994,000

Total minimum lease payments  $ 33,539,000

Rent expense under operating leases amounted to $1,154,000, $1,144,000 and $1,340,000 for the years ended December 31, 2001,
2000 and 1999, respectively.


NOTE 9.  Purchase Agreement

The Company maintains an agreement through 2002 to purchase paper products in the normal course of business. The agreement stipulates fixed prices for paper products and contains minimum quarterly purchase requirements.


NOTE 10.  Other Income (Expense), Net

Other income (expense) consists of:
                                                  Year Ended December 31,
                                             2001          2000          1999
Interest income                              $  181,000    $   59,000    $   92,000
Interest expense                             (1,318,000)     (884,000)     (530,000)
Limited Partnership investment income           130,000             -             -
Gain on disposal of property and equipment            -     2,398,000             -
Gain (loss) on disposal of other assets          48,000       (53,000)            -
Other, net                                      156,000        47,000        63,000
                                             $ (803,000)   $1,567,000    $ (375,000)

NOTE 11.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The differences between income taxes at the federal statutory tax rate and the Company's effective tax rates are as follows:

                                                  Year Ended December 31,
                                             2001          2000          1999
Federal tax benefit at statutory rate        $(1,060,000)  $ (930,000)   $(1,545,000)
Valuation allowance                              922,000      923,000        674,000
Effect of permanent differences                    2,000        2,000          2,000
Revision of prior year estimates, other          136,000        5,000        (47,000)
                                             $         -   $        -    $  (916,000)

The income tax expense (benefit) consists of the following:

                                 Year Ended December 31,
                            2001                    2000                    1999
                     Current    Deferred     Current    Deferred     Current    Deferred
Federal              $     -    $      -     $     -    $      -     $(55,000)  $(861,000)

The components of the Company' deferred tax assets and liabilities are as follows:

                                                  December 31,
                                               2001           2000
Deferred tax liabilities:
   Deferred advertising costs                  $(1,480,000)   $(1,081,000)
   Property and equipment                         (543,000)      (152,000)

Deferred tax liabilities                        (2,023,000)    (1,233,000)

Deferred tax assets:
   Allowance for doubtful accounts                   4,000         10,000
   Inventory                                       706,000        904,000
   Sale-leaseback                                1,274,000      1,070,000
   Other nondeductible accruals                    197,000        168,000
   Net operating loss carryforwards/carrybacks   2,361,000        678,000

Deferred tax assets                              4,542,000      2,830,000

Valuation allowance                             (2,519,000)    (1,597,000)

Net deferred tax assets (liabilities)          $         -    $         -

<F1>
The Company recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax assets will be realized. At December 31, 2001, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $6,943,000, which expire over twenty year periods beginning in 2019 and ending in 2021.


NOTE 12.  Stock Option Plans

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan (the 1992 Employee Plan), certain key employees have been granted options to purchase shares of common stock of the Company at an option price equal to fair market value on the date of the grant. Options granted under the 1992 Employee Plan have generally been exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 320,000 and 323,000 shares of common stock reserved for issuance under this plan as of December 31, 2001 and 2000, respectively. No further options or incentive stock will be issued under the 1992 Employee Plan.

The Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan allowed for options to be granted to outside directors to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options granted have been exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 37,000 shares of common stock reserved for issuance under this plan as of December 31, 2001 and 2000. No further options will be issued under the 1992 Non-Employee Directors Stock Option Plan.

The Concepts Direct, Inc. 1998 Non-Employee Directors Stock Option Plan allowed for options to be granted to outside directors to purchase shares of common stock of the Company at an option price equal to fair market value on the date of grant. Options granted have been exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of the grant. There were 52,000 shares of common stock reserved for issuance under this plan as of December 31, 2001 and 2000. No further options will be issued under the 1998 Non-Employees Directors Stock Option Plan.

The 2001 Incentive Compensation Plan allows for options to be granted to outside directors and key employees to purchase shares of common stock of the Company at an option price not less than the fair market value on the date of grant. Other types of incentive awards are also available for grant, including but not limited to, restricted stock awards, performance grants, and stock appreciation rights. The terms of the individual option grants are determined by the Compensation Committee of the Board of Directors. During the year ended December 31, 2001, a total of 42,500 options were granted under this plan. The 2001 Incentive Compensation Plan reserved an aggregate of 150,000 shares of common stock for issuance.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options because as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                2001          2000          1999
Risk-free interest rate                         4.0%          5.5%          5.5%
Dividend yield                                  0.0%          0.0%          0.0%
Expected volatility                             0.61          0.81          0.56
Expected life of the stock options              4.0 years     5.5 years     5.5 years

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $1.39, $3.68, and $5.14, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information follows:
                                                2001          2000          1999
Pro forma net loss from continuing operations   $(3,396,000)  $  (179,000)  $(3,356,000)
Pro forma basic and diluted loss per share
    from continuing operations                  $     (0.68)  $     (0.04)  $     (0.67)

Pro forma net loss                              $(3,396,000)  $(2,965,000)  $(3,859,000)
Pro forma basic and diluted loss per share      $     (0.68)  $     (0.59)  $     (0.78)

A summary of the Company's stock option activity and related information for the three years ended December 31, 2001, 2000, and 1999 follows:

                                            2001                     2000                     1999
                                                  Weighted-                Weighted-                Weighted-
                                                   Average                  Average                  Average
                                       Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
Outstanding at beginning of year       353,334     $4.94        348,334      $4.94       341,666      $5.14

Granted                                 66,500      2.75         50,000       5.08        25,000       9.19

Exercised                               (3,000)     0.63        (32,000)      0.75       (18,332)      4.06

Expired                                (13,334)     9.75              -          -             -          -

Forfeited                              (23,666)     8.66        (13,000)      7.41             -          -

Outstanding at end of year             379,834     $4.97        353,334      $4.94       348,334      $4.94

Exercisable at end of year             176,584     $3.15        146,756      $3.39       128,920      $2.45

A summary of options outstanding at December 31, 2001 follows:

                                Weighted-Average    Weighted-                    Weighted-
     Range of        Number          Remaining        Average       Options        Average
  Exercise Prices  Outstanding   Contractual Life  Exercise Price  Exercisable  Exercise Price
  $.50 - $.875       84,000        1.53 Yrs.          $0.62           84,000       $.62
 $2.38 - $6.25      156,500        6.10 Yrs.          $2.97           62,750      $3.19
 $8.94 - $14.70     139,334        5.92 Yrs.          $9.84           29,834     $10.16
                    379,834                                          176,584

NOTE 13.  Share Repurchase Program

In December 2000, the Board of Directors authorized the Company to repurchase up to $250,000 of its common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of December 31, 2001, the Company had repurchased 93,700 shares of its common stock under the program at a total cost of $227,000.


NOTE 14.  Employee Retirement Savings Plan

Effective May 1985, the Company adopted the "Concepts Direct, Inc. Retirement Savings Plan" (the Plan"). The Plan is a qualified retirement plan under Section 401(k) of the Internal Revenue Code. Employees who meet certain eligibility requirements may contribute up to18% of their eligible compensation, subject to statutory limitations, for investment in several diversified investment choices, as directed by the employee. The Company made a matching contribution of 50% of each qualifying employee's contribution on the first 6% of the employee's eligible compensation. Contributions to the Plan were $129,000, $120,000, and $100,000 in 2001, 2000 and 1999, respectively.


NOTE 15.  Quarterly Financial Information (Unaudited)

                                                             Basic and Diluted
                                                              Earnings (Loss)
                       Income                                   per Common    Basic and Diluted
                     (Loss) from     Loss from       Net        Share from     Earnings (Loss)
             Net      Continuing    Discontinued   Income       Continuing       per Common
            Sales     Operations     Operations    (Loss)       Operations         Share
(Dollars in thousands except per share data)
2001:
  First     $12,092    $(1,166)       $      -      $(1,166)     $ (0.23)        $ (0.23)
  Second      9,762     (1,441)              -       (1,441)       (0.29)          (0.29)
  Third      11,248       (856)              -         (856)       (0.17)          (0.17)
  Fourth     22,655        344               -          344         0.06            0.06
            $55,757    $(3,119)       $      -      $(3,119)     $ (0.63)        $ (0.63)

2000:
  First     $12,743    $  (259)       $ (1,496)     $(1,755)     $ (0.05)        $ (0.35)
  Second     11,179     (1,254)           (596)      (1,850)       (0.25)          (0.37)
  Third      11,391     (2,162)           (676)      (2,838)       (0.43)          (0.57)
  Fourth     20,140      3,727             (18)       3,709         0.74            0.74
            $55,453    $    52        $ (2,786)     $(2,734)     $  0.01         $ (0.55)

1999:
  First     $12,546    $  (440)       $     (5)     $  (445)     $ (0.09)        $ (0.09)
  Second     11,068       (711)            (25)        (736)       (0.14)          (0.15)
  Third      11,252       (622)           (114)        (736)       (0.13)          (0.15)
  Fourth     20,609     (1,352)           (359)      (1,711)       (0.27)          (0.34)
            $55,475    $(3,125)       $   (503)     $(3,628)     $ (0.63)        $ (0.73)

NOTE 16.  Segment Disclosure

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

iConcepts
iConcepts was to operate as a business incubator, conceptualizing and developing new Internet businesses. iConcepts also planned to provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts would have included site hosting and development, online order processing and database management. As discussed more fully in note 3, the operations of the iConcepts business segment were significantly curtailed in the third quarter of 2000. During the fourth quarter of 2000, the remaining assets and employees of iConcepts, Inc. were incorporated back into Concepts Direct, Inc.

BOTWEB
BOTWEB was an Internet portal whose primary target customers were female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB had classified Best Of The WEB, BOTWEB offered a variety of free services, including email, driving directions and maps, news, weather and sports. As discussed more fully in note 2, the operations of the BOTWEB business segment are classified as a discontinued operation of the Company.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). The Company evaluated the performance of its business segments based on operating profit
(loss). The accounting policies of the Company's segments were the same as those described in Note 1.

During 2001 the Company's operations were entirely within the Concepts Direct operating segment and therefore a presentation of the Concepts Direct operating segment results would not be meaningful. Pertinent financial data by operating segment for the two years ended December 31, 2000 are as follows (in thousands):

                                                                    Discontinued
                              Concepts Direct  iConcepts   BOTWEB    Operations    Eliminations   Total
2000
 Net sales to third parties      $54,839        $   614    $    64    $   (64)      $       -     $55,453
 Net sales to related parties        112(1)       1,450(2)      28(3)       -          (1,590)          -

   Total net sales                54,951          2,064         92        (64)         (1,590)     55,453

 Cost of product and delivery
   from third parties             31,297          2,240      1,044     (1,044)              -      33,537
 Cost of product and delivery
   from related parties              863            116        543          -          (1,522)          -
                                  32,160          2,356      1,587     (1,044)         (1,522)     33,537

 Selling, general and
   administrative from third
   parties                        21,236          1,778      1,373     (1,373)              -      23,014
   Selling, general and
   administrative from related
   parties                            18             10         40          -             (68)          -
                                  21,254          1,788      1,413     (1,373)            (68)     23,014

 Restructuring costs                   -            417          -          -               -         417
 Loss on discontinuance of
   business segment                    -              -        433       (433)              -           -

   Total expenses                 53,414          4,561      3,433     (2,850)         (1,590)     56,968

 Operating loss                    1,537         (2,497)    (3,341)     2,786               -      (1,515)

 Other income (expense)            1,674           (107)         -          -               -       1,567

 Income (loss) before income
   taxes                         $ 3,211        $(2,604)   $(3,341)   $ 2,786       $       -     $    52

Identifiable assets              $27,632        $     -    $     -    $     -       $       -     $27,632



NOTE 16.  Segment Disclosure (continued)

                                                                    Discontinued
                              Concepts Direct  iConcepts   BOTWEB    Operations    Eliminations   Total

1999
 Net sales to third parties      $55,471        $     4    $    64    $   (64)      $       -     $55,475

 Net sales to related parties         10(1)       1,268(2)      19(3)       -          (1,297)          -

   Total net sales                55,481          1,272         83        (64)         (1,297)     55,475

 Cost of product and delivery
   from third parties             36,191            695        202       (202)              -      36,886

 Cost of product and delivery
   from related parties              796              6         52          -            (854)          -
                                  36,987            701        254       (202)           (854)     36,886

 Selling, general and
   administrative from third
   parties                        20,235          1,893        492       (492)              -      22,128

 Selling, general and
   administrative from related
   parties                           425              9          9          -            (443)          -
                                  20,660          1,902        501       (492)           (443)     22,128

   Total expenses                 57,647          2,603        755       (694)         (1,297)     59,014

 Operating loss                   (2,166)        (1,331)      (672)       630               -      (3,539)

 Other expense                      (375)             -          -          -               -        (375)

 Loss before income taxes        $(2,541)       $(1,331)   $  (672)   $   630       $       -     $(3,914)

 Identifiable assets             $19,091        $ 6,404    $   699    $   524       $    (524)    $26,194

<F1>

(1)Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges
(2)Represents Internet site development, production and maintenance charges
(3)Represents BOTWEB directory advertising charges

NOTE 17.  Subsequent Event

On March 28, 2002, the Company closed on a $2 million financing (the "Financing") with Phillip A. Wiland (Chairman and Chief Executive Officer of the Company) and Linda S. Wiland (the "Wilands"). The Financing entailed the issuance of a 10% Senior Secured Promissory Note in the aggregate principal amount of $2,000,000 and the issuance of a Common Stock Purchase Warrant, representing the right to acquire 275,000 shares of the Company's common stock at an exercise price of $0.10 per share. The note is secured by the assets of the Company's Colorful Images catalog brand and all related business and is to be repaid over a five-year term.


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         CONCEPTS DIRECT, INC.

                      Year Ended December 31, 2001
    COL. A                          COL. B        COL. C         COL. D         COL. E         COL. F

                                                  Charged      Charged to
                                  Balance at     (Credited)       Other                      Balance at
                                  Beginning       to Costs      Accounts -     Deductions       End
  DESCRIPTION                     of Period     and Expenses    Describe        Describe      of Period
Year Ended
December 31, 2001
Deducted from asset accounts:
 Allowance for doubtful accounts   $   18,000    $   (7,000)    $       -       $         -    $   11,000
 Allowance for inventory
    obsolescence                    1,840,000       157,000             -          (935,000)(a) 1,062,000

 Totals deducted from asset
    accounts                       $1,858,000    $  150,000     $       -       $  (935,000)   $1,073,000

 Product warranty liability        $  224,000    $  (51,000)    $       -       $         -    $  271,000


Year Ended
December 31, 2000
Deducted from asset accounts:
 Allowance for doubtful accounts   $   66,000    $  (48,000)    $       -       $         -    $   18,000
 Allowance for inventory
    obsolescence                    4,488,000      (114,000)            -        (2,534,000)(a) 1,840,000

 Totals deducted from asset
    accounts                       $4,554,000    $ (162,000)    $       -       $(2,534,000)   $1,858,000

 Product warranty liability        $  251,000    $  (27,000)    $       -       $         -    $  224,000


Year Ended
December 31, 1999
Deducted from asset accounts:
 Allowance for doubtful accounts   $   42,000    $   24,000     $       -       $         -    $   66,000
 Allowance for inventory
    obsolescence                      740,000     3,226,000       756,000(b)       (234,000)(a) 4,488,000

 Totals deducted from asset
    accounts                       $  782,000    $3,250,000     $ 756,000       $  (234,000)   $4,554,000

 Product warranty liability        $  274,000    $  (23,000)    $       -       $         -    $  251,000

<F1>

(a) Inventory written off, net of recoveries
(b) Reserve established pursuant to the Music Stand acquisition of assets.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                            PART III

Certain information required by Part III is omitted from this Report as the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

With the exception of the information incorporated by reference from the Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Proxy Statement for its annual meeting of shareholders scheduled for May 8, 2002 is not to be deemed filed as a part of this Report.

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the directors of the Company is incorporated herein by reference to material contained under the heading "Election of Directors" and "Section 16(a) compliance" in the Proxy Statement for its annual meeting of shareholders scheduled for May 8, 2002.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM  11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to material contained under the headings
"Compensation of Directors", "Executive Compensation" and
"Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for May 8, 2002.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for May 8, 2002. Management does not know of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is incorporated herein by reference to material contained under the heading "Other Transactions" in the Company's Proxy Statement for its annual meeting of shareholders scheduled for May 8, 2002.


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

       3. Exhibits required to be filed by Item 601 of Regulation S-K: See INDEX TO EXHIBITS

  (b) No Reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2001.


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

     4(a) See the Seventh Article of Exhibit 3(a) and Articles
          I, IV, V, VI and VII of Exhibit 3(b).

     4(b) Senior Secured Promissory Note, dated March 28, 2002 by Registrant for the benefit of Phillip A. and Linda
          S. Wiland, in the principal amount of $2,000,000, is filed herein.

     4(c) Security Agreement, dated March 28, 2002, by the
          Registrant and Phillip A. Wiland and Linda S. Wiland, is filed herein.

     4(d) Warrant Agreement, dated March 28, 2002, by the
          Registrant for the benefit of Phillip A. and Linda S.
          Wiland, is filed herein.

(10) Material Contracts.

     10(a) Commercial Lease Agreement between Registrant and
           Colorful Avenue, Ltd. as landlord, dated September 13, 2000, in connection with a lease of the Registrant's corporate headquarters and fulfillment center in Longmont, Colorado filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is expressly incorporated herein by this reference.

     10(b) First Amendment dated November 2, 2000 to Commercial
           Lease Agreement between Registrant and Colorful Avenue Ltd. as landlord dated September 13, 2000 filed as
           Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is expressly incorporated herein by this reference.

     10(c) *2002 Compensation Plan For Senior Officers and Other
           Key Officers of the registrant is filed herewith.

     10(d) *2001 Incentive Compensation Plan was previously filed as Exhibit B to registrant's definitive proxy statement dated April 6, 2001 for the Annual Meeting of Shareholders held on May 10, 2001 and is expressly incorporated herein by this reference.

     10(e) *1992 Stock Option Plan was previously filed as
           Exhibit A to registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of
           Shareholders held on July 30, 1993 and is expressly incorporated herein by this reference.

     10(f) *1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993 and is expressly incorporated herein by this reference.

     10(g) *First Amendment to the 1992 Stock Option Plan was previously filed as Exhibit A to registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and is expressly incorporated herein by reference.

     10(h) *1998 Non-Employee Directors Stock Option Plan was previously filed as Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders on April 24, 1998 and is expressly incorporated by reference.

     10(i) *Management forgivable loan agreement by and between Registrant and Cody S. McGarraugh dated January 7, 2002 is filed herewith.

(23)  Consent of Experts and Counsel.

     23(a) The Consent of Ernst & Young LLP is filed herewith.

*Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONCEPTS DIRECT, INC.

Date: April 1, 2002        By:/s/ Phillip A. Wiland
                              Phillip A. Wiland
                              Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2002           /s/ Virginia B. Bayless
                              Virginia B. Bayless, Director

Date: April 1, 2002           /s/ Robert L. Burrus, Jr.
                              Robert L. Burrus, Jr., Director

Date: April 1, 2002           /s/ Kenneth M. Gassman, Jr.
                              Kenneth M. Gassman, Jr., Director

Date: April 1, 2002           /s/ Marshall S. Geller
                              Marshall S. Geller, Director

Date: April 1, 2002           /s/ Stephen R. Polk
                              Stephen R. Polk, Director

Date: April 1, 2002           /s/ Phillip A. Wiland
                              Phillip A. Wiland, Chairman of the
                              Board of Directors and Chief
                              Executive Officer

Date: April 1, 2002           /S/ Cody S. McGarraugh
                              Cody S. McGarraugh, Chief Financial
                              Officer (Principle Financial Officer
                              and Principle Accounting Officer)