Form 10-Q
period 2002-03-31
CONCEPTS DIRECT INC
filed 2002-05-13
CIK 891035

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002

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

As of May 13, 2002, 4,923,538 shares of the Registrant's Common
Stock, $.10 par value, were outstanding.


                       CONCEPTS DIRECT, INC.

                            FORM 10-Q

                              INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:                            PAGE NO.

              Balance Sheets as of December 31, 2001 and
              March 31, 2002 (unaudited)...........................3

              Statements of Operations for the three months
              ended March 31, 2002 and 2001 (unaudited)............4

              Statements of Cash Flows for the three months
              ended March 31, 2002 and 2001 (unaudited)............5

              Notes to Financial Statements....................... 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................8

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds..............13

  Item 6.  Exhibits and reports on Form 8-K.......................13


                       CONCEPTS DIRECT, INC.
                          BALANCE SHEETS
            (Dollars in thousands, except share data)

                                             March 31,
                                               2002        December 31,
                                            (unaudited)        2001
ASSETS
Current assets:
   Cash and cash equivalents                 $  1,754      $   1,656
   Accounts receivable, less allowances           205            241
   Deferred advertising costs                   4,457          5,032
   Inventories, less allowances                 7,191          5,736
   Prepaid expenses and other                     538            447

        Total current assets                   14,145         13,112

   Property and equipment, net                  1,246          1,352

   Capitalized software costs, net              1,543          1,564

   Trademark and other intangibles, net           988          1,016

   Other assets                                 1,368          1,355

        Total assets                         $ 19,290      $  18,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued
     expenses                                $  6,091      $   5,414
   Current maturities of note payable
     to related party                             171            -
   Accrued employee compensation                  785            612
   Deferred gain                                  199            199
   Customer liabilities                           874            799

        Total current liabilities               8,120          7,024

Note payable to related party                   1,295            -
Deferred gain                                   3,498          3,548
Deferred rent                                     120             17

        Total liabilities                      13,033         10,589

Stockholders' equity:
   Common stock, $.10 par value, 7,500,000
     shares authorized, 5,017,238 shares
     issued and outstanding on March 31, 2002
     and December 31, 2001.                       502            502
   Additional paid-in capital                  14,396         14,396
   Warrants                                       534            -
   Accumulated deficit                         (8,948)        (6,861)
   Treasury stock at cost, 93,700 shares         (227)          (227)

        Total stockholders' equity              6,257          7,810

        Total liabilities and stockholders'
          equity                             $ 19,290       $ 18,399

See notes to financial statements.



                        CONCEPTS DIRECT, INC.
                      STATEMENTS OF OPERATIONS
               (Dollars in thousands, except share data)
                             (Unaudited)

                                          Three Months Ended March 31,
                                              2002             2001
Net sales                                  $  13,933        $  12,092

Cost of product and delivery                   8,062            6,989

Gross profit                                   5,871            5,103

Operating expenses:
    Advertising                                6,236            4,180
    General and administrative                 1,760            1,885

Total operating expenses                       7,996            6,065

Loss from operations                          (2,125)            (962)

Other income (expense), net                       38             (204)

Net loss from operations                      (2,087)          (1,166)

Net loss applicable to common shares        $ (2,087)       $  (1,166)

Net loss per share, basic and diluted       $  (0.42)       $   (0.23)

Weighted-average number of common shares
used in per share computation, basic and
diluted                                    4,923,538        4,998,379


See notes to financial statements.



                         CONCEPTS DIRECT, INC.
                        STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)

                                            Three Months Ended March 31,
                                                     2002      2001
OPERATING ACTIVITIES
   Net loss from operations                        $ (2,087) $ (1,166)
   Adjustments to reconcile net loss from
     operations to net cash used in
     operating activities:
        Increase (decrease) in allowance for
          bad debt                                       (1)        1
        Decrease for losses in inventory values          13       177
        Depreciation                                    169       367
        Amortization                                    143        29
        Deferred gain amortization                      (50)        -
        Changes in operating assets and liabilities:
           Accounts receivable                           37      (122)
           Deferred advertising costs                   575       639
           Inventories                               (1,468)      (24)
           Prepaid expenses and other                  (104)       19
           Accounts payable                             677      (389)
           Accrued employee compensation                173       187
           Customer liabilities                          75        37
           Deferred rent                                103         -

   Net cash used in operating activities             (1,745)     (245)

INVESTING ACTIVITIES
   Capital expenditures                                (157)      (77)
   Other investing activities, net                        -        23

   Net cash used in investing activities               (157)      (54)

FINANCING ACTIVITIES
   Purchase of treasury stock                             -       (95)
   Issuance of debt to related party                  1,466         -
   Issuance of warrants associated with
      related party debt obligations                    534         -
   Principal payments on debt and capital
      lease obligations                                   -        (4)

   Net cash proviced by (used in) financing
      activities                                      2,000       (99)

Net increase (decrease) in cash and cash
   equivalents from operations                           98      (398)

Cash and cash equivalents at beginning of period      1,656     2,289

Cash and cash equivalents at end of period          $ 1,754   $ 1,891

See notes to financial statements.




CONCEPTS DIRECT, INC.

                    Notes to Financial Statements
                             (Unaudited)

Note 1 - Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2 - Advertising expense

These expenses primarily relate to paper, printing, postage, and distribution of catalog materials. Such expenses are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising expenses were $6,236,000 and $4,180,000 during the first quarters of 2002 and 2001, respectively.

Note 3 - Property and equipment

In November 2000, we refinanced our corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the "Limited Partnership"). In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases," (Statement No. 98) the lease was recorded as a financing transaction due to our continuing involvement in the Limited Partnership. We accounted for our investment in the Limited Partnership under the equity method. Accordingly, we capitalized the building, land, and associated transaction costs as an asset and the proceeds from the sale/leaseback were recorded as debt financing.

In December 2001, we sold our investment in the Limited Partnership for $825,000 and recognized a net gain on the sale of $117,500 which is recorded as other income. The sale of the investment effectively removed our continuing involvement in the Limited Partnership. In accordance with SFAS No. 98 and SFAS No. 66 "Accounting for Sales of Real Estate", we now account for the transaction under sale-leaseback accounting which resulted in the related property and debt being eliminated and the creation of a deferred gain in the amount of $3,755,000. We now account for the lease as an operating lease and the deferred gain is being recognized ratably over the remaining term of the lease. The twenty-year lease requires monthly lease payments of $103,000, and annual lease escalations of 3% per year.

Note 4 - Collection of note receivable

In June 2001, we collected $810,000 of an $880,000 note receivable (the "Note") related to the sale of approximately 92 acres of land in 2000. The Note was due in 2003. In consideration for the early payment, we wrote off $70,000 of the Note, which is recorded as a loss in other expense.

Note 5 - Share repurchase program

In December 2000, our Board of Directors authorized the repurchase of up to $250,000 of our common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of March 31, 2002, we had repurchased 93,700 shares of our common stock under the program at a total cost of $227,000.

Note 6 - Subsequent event

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Capital Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the "Wilands"). The Financing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement") and undeveloped land that we own. The Notes mature on May 1, 2007. The proceeds from the Financing are to fund general working capital needs.

The Note and Warrant that we issued to the Wilands detailed above replaced an existing note and warrant with the Wilands which was entered into on March 28, 2002 and has been previously disclosed. That note provided that if we obtained additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s).

Marshall S. Geller, one of our directors, is the co-founder and senior manager of St. Cloud and he has an interest in St. Cloud. Phillip A. Wiland is our Chairman, Chief Executive Officer and President. Linda S. Wiland is Mr. Wiland's spouse. The Wilands are significant stockholders of Concepts Direct Inc.

During the first quarter of 2002, at the request of our Board of Directors, we sought financing from numerous sources including credit facilities from banks and mezzanine funding. However, we were not successful in finding financing on terms equal to or better than the terms offered by the Wilands and St. Cloud. Therefore, our Board of Directors set up a special committee of Board members consisting of Virginia B. Bayless and Kenneth M. Gassman, Jr. to review the negotiations of the Financing. The Financing was approved by the Board's special committee. In addition, the Board of Directors unanimously agreed to the terms of the Financing on April 25, 2002.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

We are a direct retailing company, headquartered in Longmont, Colorado. From 1988 to 1992, operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland Services"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. We were organized as a Delaware corporation in May 1992 and began operations under the Concepts Direct name on September 30, 1992, as a result of a spin-off from Wiland
Services.   Since inception, our primary focus has been on
utilizing our direct marketing expertise and our database to produce multiple independent revenue streams from multiple marketing vehicles. Today we own and operate six catalog titles, their associated websites and related niche marketing vehicles.
We may also launch, acquire, or license additional catalogs when timing and capital make it appropriate to do so. In December 2001, we signed a license agreement with PAWS, Inc. for the exclusive right to produce, distribute, and advertise the Garfield Stuff(R) catalog and internet store.

Our six primary direct marketing vehicles are the "Colorful Images(R)," "Linda Anderson(R)," "Snoopy(TM) etc.," "Linda Anderson's Collectibles(R)," "the Music Stand(R)," and "Garfield Stuff(R)" catalogs. Through these media and related Internet sites, we sell personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two of our primary strengths are our proprietary database (consisting of approximately 13.1 million customers, catalog requesters, catalog referrals and gift recipients as of March 31, 2002) and our direct marketing expertise.

Net sales

Net sales increased by 15% to $13.9 million during the first quarter of 2002, compared to $12.1 million during the same period of 2001. In the first quarter of 2002, we increased prospecting volumes and circulation of catalogs over the same period of the prior year. We also increased the retail price for all paper products during the second quarter of 2001.

Our business is seasonal. Historically, a substantial portion of revenues and net income has been realized during the fourth quarter. We believe this is the general pattern associated with the mail order and retail industries. In 2001, approximately 22%, 18%, 20%, and 40% of sales were recognized in the first quarter, second quarter, third quarter, and fourth quarter, respectively.

Cost of product and delivery and gross profit

Cost of product and delivery as a percentage of sales was 58% in both the first quarter of 2002 and in the same period of 2001. Gross profit increased by $768,000 or 15% to $5.9 million in the first quarter of 2002 from $5.1 million in the same period in 2001. The increase in gross profit was in line with the increase in sales.

Advertising expense

Advertising expense increased by $2.0 million, or 49%, to $6.2 million in the first quarter of 2002 from $4.2 million in the same period in 2001.

Advertising expense as a percentage of sales increased to about 45% in the first quarter of 2002 from about 35% in the first quarter of 2001. The increase in advertising expense is due to increased prospecting volumes and circulation of catalogs in the fourth quarter of 2001 and the first quarter of 2002.

Loss from operations

Loss from operations was $2.1 million and $1.2 million in the first quarters of 2002 and 2001, respectively.

The increase in loss was primarily due to the increase in advertising expense as discussed above (see "Advertising expense").

Other income (expense)

Other income and expense consisting primarily of interest expense offset by interest income, was $35,000 of income in the first quarter of 2002 compared to $204,000 of expense in the same period of 2001.

Interest expense was $1,000 in the first quarter of 2002 compared to $342,000 in the same period in 2001. The decrease in interest expense resulted primarily from decreased interest costs in 2002 associated with the sale of our interest in the real estate investment limited partnership as described more fully below.

In November 2000, we refinanced our corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership ("Limited Partnership"). Due to our continuing involvement in the Limited Partnership, we capitalized the building, land, and associated transaction costs as an asset and the proceeds from the sale/leaseback were recorded as debt financing, which carried an imputed interest rate of 12.48%. We sold our interest in the Limited Partnership in December 2001, effectively discontinuing our involvement in the Limited Partnership (Note 3).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $98,000 in the first three months of 2002 compared to a decrease of $398,000 in the same period of 2001.

The $98,000 increase in the first quarter of 2002 was primarily due to:

* A net loss of $2.1 million, and an increase in inventory of $1.5 million. Inventory increased in an attempt to improve initial fill rates in the first quarter of 2002.

* This was more than offset by depreciation and amortization expense of $312,000, an increase in accounts payable of $677,000, a decrease in deferred advertising costs of $575,000, an increase in accrued employee compensation of $173,000, and $2.0 million in financing with Phillip A. and Linda S. Wiland (see "Related Party Transaction" and "Subsequent Event" below).

The $398,000 decrease in cash in the first quarter of 2001 was mainly due to:

* A net loss of $1.2 million, a decrease in accounts payable of $389,000, and an increase in accounts receivable of $122,000.

* This was offset by depreciation and amortization expense of $396,000, a decrease in deferred advertising costs of $639,000, an increase in accrued employee compensation of $187,000, and an increase in losses in inventory values of $177,000.

During the first three quarters of 2002, we are attempting to grow sales by investing in reactivating older customers and acquiring new catalog customers through a more aggressive prospecting program than in prior years. We expect to generate positive cash flows from operations during the fourth quarter of 2002. We believe that results of operations, continued operational planning and improvements, current cash balances, and the recent debt financing with St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland (see "Subsequent Event" below) should produce funds necessary to meet our working capital requirements for the remainder of 2002.

SUBSEQUENT EVENT

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Capital Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the "Wilands"). The Financing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement") and undeveloped land that we own.

The Note and Warrant that we issued to the Wilands replaced an existing note and warrant with the Wilands which was entered into on March 28, 2002 and has been previously disclosed. That note provided that if we obtained additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s).

RELATED PARTY TRANSACTIONS

The Financing detailed above in "Subsequent Event" is between Concepts Direct Inc., and St. Cloud and the Wilands. Marshall S. Geller, one of our directors, is the co-founder and senior manager of St. Cloud and he has an interest in St. Cloud. Phillip A. Wiland is our Chairman, Chief Executive Officer and President. Linda S. Wiland is Mr. Wiland's spouse. The Wilands are significant stockholders of Concepts Direct Inc.

The proceeds from the Financing are to fund our general working capital needs. During the first quarter of 2002, at the request of our Board of Directors, we sought financing from numerous sources including credit facilities from banks and mezzanine funding. However, we were not successful in finding financing on terms equal to or better than the terms offered by the Wilands and St. Cloud. Therefore, our Board of Directors set up a special committee of Board members consisting of Virginia B. Bayless and Kenneth M. Gassman, Jr. to review the negotiations of the Financing. The Financing was approved by the Board's special committee. In addition, the Board of Directors unanimously agreed to the terms of the Financing on April 25, 2002.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We lease our corporate headquarters and fulfillment center, two retail locations, a warehouse and various types of equipment under operating lease agreements expiring through 2020. We occupy our corporate headquarters and fulfillment center under the terms of a twenty-year lease, which had an initial monthly rental of $103,000 per month and escalates 3% per year. Our performance under the lease is secured by a security deposit of $1.0 million. The lease also provides that, in addition to base rent, we are responsible for reimbursement of property taxes and other costs. The retail location leases are subject to rental, based on sales, and operating cost reimbursement adjustments under certain circumstances.

In addition, the Financing detailed above entailed two Notes in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement") and undeveloped land that we own.

The Note and Warrant that we issued to the Wilands replaced an existing note and warrant with the Wilands which was entered into on March 28, 2002 and has been previously disclosed. That note provided that if we obtained additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s).

Our loan commitments under the Financing are as follows (assuming we do not prepay the loan which we are allowed to do after the first year without penalty): (1) total minimum loan payments -- approximately $5,100,000; (2) total payments in 2002 --approximately $765,000; (3) total payments in 2003-2004 -- approximately $2,040,000; (4) total payments in 2005-2006 -- approximately $2,040,000; and (5) total payments after 2006 -- approximately $255,000. The terms of the Notes provide that Events of Default include: (i) failure to make a payment for a period of thirty (30) days from when such payment is due; (ii) a judgment creditor obtaining possession of any collateral securing the Notes; (iii) failure to cure within ten (10) days any impairment on the noteholders' lien on such collateral; and (iv) the filing of voluntary or involuntary bankruptcy against us that is not dismissed within thirty (30) days. Upon an Event of Default, all principal and interest on the Notes shall immediately become due and payable.

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT FUTURE RESULTS

This report contains statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts.

These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are sometimes presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial accounting principles or policies imposed by governing bodies, industry conditions and financial market conditions, including the availability and cost of capital.

We base our forward-looking statements on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Factors that could cause our actual results to differ materially from our projections, forecasts, estimates and expectations include, but are not limited to, the following:

* changes in postal rates, including significant rate increases experienced beginning in January 2001 and possible additional postal rate increases requested by the United States Postal
   Service;

* changes in the cost of paper used in the production of our advertising material including paper used for catalogs;

* changes in the general economic conditions of the United States leading to increased competitive activity and changes in consumer spending generally or specifically with reference to the types of merchandise that we offer in our catalogs;

* changes in our merchandise product mix or changes in our customer response to advertising offers;

* competitive factors including name recognition, the limited operating history for several of our specialty brands, and our limited e-commerce operating history;

*  lack of availability/access to capital;

* lack of availability/access to sources of supply for appropriate inventory, forward purchasing of catalog paper, capital expenditures, etc.;

* lack of effective performance of third party suppliers with respect to production and distribution of catalogs;

*  issues related to management transitions;

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

* lack of effective performance of customer service and our order fulfillment systems; and

* changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 26, 2002, as detailed above in "Subsequent Event", we closed on the Financing with St. Cloud and the Wilands. The Financing entailed two 10% Senior Secured Promissory Notes in the aggregate amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The exercise price for the Warrants is $.10, of which St. Cloud and the Wilands have already paid $.09 cents. The Warrants are exercisable between July 26, 2002 and April 26, 2009. No underwriters were engaged in the Financing. St. Cloud and the Wilands are accredited investors and we relied on Section 4(2) and on Rule 506 of Regulation D in not registering the Notes and Warrants under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              3(a) Registrant's Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by reference.

              3(b) 3(a)(i) Registrant's Amendment of Amended and Restated Certificate of Incorporation filed as
              Exhibit 3(i) (b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by reference.

              3(c)  Registrant's Bylaws and Statement of
              Organization of the Incorporator filed as Exhibit
              3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by reference.

              4(a)  See the Seventh Article of Exhibit 3(a) and
              Articles I, IV, V, VI and VII of Exhibit 3(b).

              4(b) Senior Secured Promissory Note, dated April 26, 2002, by the Registrant for the benefit of St. Cloud Capital Partners, LP, in the principal amount of $2,000,000 filed as exhibit 4.1 on Form 8-K dated
              May 1, 2002, is expressly incorporated herein by reference.

              4(c) Senior Secured Promissory Note, dated April 26, 2002, by the Registrant for the benefit of Phillip
              A. and Linda S. Wiland, in the principal amount of $2,000,000 filed as exhibit 4.2 on Form 8-K dated
              May 1, 2002, is expressly incorporated herein by reference.

              4(d) Security Agreement, dated April 26, 2002, by the Registrant, St. Cloud Capital Partners, LP, and
              Phillip A. and Linda S. Wiland filed as exhibit 4.3 on Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

              4(e) Warrant Agreement for Common Stock, dated April 26, 2002, by the Registrant for the benefit of St.
              Cloud Capital Partners, LP, filed as exhibit 4.4 on
              Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

              4(f)  Warrant Agreement for Common Stock, dated
              April 26, 2002, by the Registrant for the benefit of Phillip A. and Linda S. Wiland, filed as exhibit 4.5 on Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

              4(g) Note and Warrant Purchase Agreement, dated April 26, 2002, by the Registrant, St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland filed as exhibit 4.6 on Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

              4(h)  Investor Rights Agreement, dated April 26,
              2002, by the Registrant, St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland filed as exhibit 4.7 on Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

              10(a) Management forgivable loan agreement by and between Registrant and Cody S. McGarraugh dated January 7, 2002 filed as exhibit 10(g) to our Annual Report on form 10-K for the fiscal year ended December 31, 2001, is expressly incorporated herein by reference.

         (b)  Reports on Form 8-K

              On May 1, 2002, a current report on Form 8-K under
              Item 5 was filed with the Securities and Exchange Commission announcing a $4 million financing with St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland.


                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONCEPTS DIRECT, INC.
                                      (Registrant)


Date:  May 13, 2002                   By: /S/Cody S. Mcgarraug
                                          Cody S. McGarraugh
                                          Chief Financial Officer
                                          (Duly Authorized Officer)

Date:  May 13, 2002                   By: /s/Zaid H. Haddad
                                          Zaid H. Haddad
                                          Controller
                                          (Principal Accounting Officer)