Form 10-Q
period 2002-06-30
CONCEPTS DIRECT INC
filed 2002-08-14
CIK 891035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2002

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

As of August 12, 2002, 4,923,538 shares of the Registrant's Common Stock, $.10 par value, were outstanding.


                      CONCEPTS DIRECT, INC.

                           FORM 10-Q

                             INDEX

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:                          PAGE NO.

               Balance Sheets as of December 31, 2001 and
               June 30, 2002 (unaudited)........................3

               Statements of Operations for the three and six months ended June 30, 2002 and 2001(unaudited)...4

               Statements of Cash Flows for the six months
               ended June 30, 2002 and 2001 (unaudited).........5

               Notes to Financial Statements....................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................8

PART II.    OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds..........13

  Item 6.   Exhibits and reports on Form 8-K...................13



                     CONCEPTS DIRECT, INC.
                        BALANCE SHEETS
           (Dollars in thousands, except share data)

                                       June 30,
                                         2002         December 31,
                                      (unaudited)          2001
ASSETS
Current assets:
   Cash and cash equivalents            $  1,215        $  1,656
   Accounts receivable,
       less allowances                       160             241
   Deferred advertising costs              3,316           5,032
   Inventories, less allowances            6,438           5,736
   Prepaid expenses and other                793             447

        Total current assets              11,922          13,112

Property and equipment, net                1,319           1,352

Capitalized software costs, net            1,484           1,564

Trademark and other intangibles, net         959           1,016

Other assets                               1,355           1,355

        Total assets                    $ 17,039        $ 18,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and
     accrued expenses                   $  5,181        $  5,414
   Current maturities of note payable
     to related party                        353             -
   Accrued employee compensation             656             612
   Deferred gain                             199             199
   Customer liabilities                      710             799

        Total current liabilities          7,099           7,024

Note payable to related party              2,542             -
Deferred gain                              3,449           3,548
Deferred rent                                222              17

        Total liabilities                 13,312          10,589

Stockholders' equity:
   Common stock, $.10 par value, 7,500,000
     shares authorized, 5,017,238 shares
     issued and outstanding on June 30,
     2002 and December 31, 2001.             502             502

   Additional paid-in capital             14,396          14,396
   Warrants                                1,067             -
   Accumulated deficit                   (12,011)         (6,861)
   Treasury stock at cost, 93,700 shares    (227)           (227)

        Total stockholders' equity         3,727           7,810

        Total liabilities and
            stockholders' equity        $ 17,039        $ 18,399


See notes to financial statements.



                         CONCEPTS DIRECT, INC.
                       STATEMENTS OF OPERATIONS
               (Dollars in thousands, except share data)
                             (unaudited)

                                Three Months Ended June 30,    Six Months Ended June 30,
                                     2002          2001             2002          2001
Net sales                       $   11,822    $    9,762       $   25,755    $   21,854

Cost of product and delivery         7,638         5,458           15,700        12,447

Gross profit                         4,184         4,304           10,055         9,407

Operating expenses:
   Advertising                       5,267         3,712           11,503         7,892
   General and administrative        1,902         1,712            3,662         3,597

Total operating expenses             7,169         5,424           15,165        11,489

Loss from operations                (2,985)       (1,120)          (5,110)       (2,082)

Other expense, net                     (78)         (321)             (40)         (525)

Net loss from operations            (3,063)       (1,441)          (5,150)       (2,607)

Net loss applicable to common
   shares                       $   (3,063)   $   (1,441)      $   (5,150)   $   (2,607)


Net loss per share, basic and
   diluted                      $    (0.62)   $    (0.29)      $    (1.05)   $    (0.52)

Weighted average number of
   common shares used in
   computing basic and diluted
   loss per share                4,923,538     4,991,748        4,923,538     4,995,063


See notes to financial statements.



                       CONCEPTS DIRECT, INC.
                     STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (unaudited)

                                              Six Months Ended June 30,
                                                  2002         2001
OPERATING ACTIVITIES
   Loss from continuing operations              $ (5,150)    $ (2,607
   Adjustments to reconcile loss from
         continuing operations to net cash
         provided by (used in) continuing
         operating activities:
      Increase (decrease) in allowance for bad
         debt                                         (3)           4
      Decrease in inventory valuation reserves      (243)        (147)
      Depreciation                                   324          547
      Amortization                                   287          311
      Deferred gain amortization                     (99)           -
      Loss on disposals of property and equipment      4            -
      Loss on disposal of other assets                 -           70
      Changes in operating assets and liabilities:
         Accounts receivable                          84          189
         Deferred advertising costs                1,716          968
         Inventories                                (459)         408
         Prepaid expenses and other                 (346)         (42)
         Accounts payable                           (233)      (2,192)
         Accrued employee compensation                44          (49)
         Customer liabilities                        (89)          22
         Deferred rent                               205            -

   Net cash used in operating activities          (3,958)      (2,518)

INVESTING ACTIVITIES
   Capital expenditures	                            (445)         (77)
   Other investing activities, net                     -           25

   Net cash used in investing activities            (445)         (52)

FINANCING ACTIVITIES
   Purchase of treasury stock                           -         (95)
   Issuance of debt to related party                2,933           -
   Issuance of warrants associated with
      related party debt obligations                1,067           -
   Payoff of note receivable on sale of land            -         810
   Capitalization of interest                           -          63
   Principal payment on debt and capital
      lease obligations                               (38)        (35)

   Net cash provided by (used in) financing
      activities                                    3,962         743

Net increase (decrease) in cash and cash
   equivalents from operations                       (441)     (1,827)

Cash and cash equivalents at beginning of year      1,656       2,289

Cash and cash equivalents at end of period      $   1,215    $    462

See notes to financial statements.




                        CONCEPTS DIRECT, INC.

                    Notes to Financial Statements
                            (Unaudited)

Note 1 - Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2 - Advertising expense

These expenses primarily relate to paper, printing, postage, and distribution of catalog materials. Such expenses are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising expenses were $5.3 million and $3.7 million in the second quarters of 2002 and 2001, respectively, and $11.5 million and $7.9 million during the first six months of 2002 and 2001, respectively.

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

Note 5 - Share repurchase program

In December 2000, our Board of Directors authorized the repurchase of up to $250,000 of our common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of June 30, 2002, we had repurchased 93,700 shares of our common stock under the program at a total cost of $227,000.

Note 6 - Related Party Transactions

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

The Note and Warrant that we issued to the Wilands detailed above replaced an existing note and warrant with the Wilands which was entered into on March 28, 2002. That note provided that if we obtained additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s).

Marshall S. Geller, one of our directors, is the co-founder and senior manager of St. Cloud and he has an interest in St. Cloud. Phillip A. Wiland is our Chairman, Chief Executive Officer and President. Linda S. Wiland is Mr. Wiland's spouse. The Wilands are significant stockholders of Concepts Direct, Inc.

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

Our six primary direct marketing vehicles are the "Colorful Images(R)," "Linda Anderson(R)," "Snoopy(TM) etc.," "Linda Anderson's Collectibles(R)," "the Music Stand(R)," and "Garfield Stuff(R)" catalogs. Through these media and related Internet sites, we sell personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two of our primary strengths are our proprietary database (consisting of approximately 13.3 million customers, catalog requesters, catalog referrals and gift recipients as of June 30, 2002) and our direct marketing expertise.

Net sales

Net sales increased by 21% to $11.8 million during the second quarter of 2002, compared to $9.8 million during the same period of 2001. Net sales increased by 18% to $25.8 million during the first six months of 2002, compared to $21.9 million during the same period of 2001. During the first six months of 2002, we increased prospecting volumes and circulation of catalogs over the same period of the prior year. We also increased the retail price for all paper products during the second quarter of 2001.

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

Cost of product and delivery and gross profit

Cost of product and delivery as a percentage of sales increased to 65% in the second quarter of 2002 compared to 56% in the same period of 2001. Cost of product and delivery as a percentage of sales increased to 61% in the first six months of 2002 compared to 57% in the same period of 2001. Gross profit decreased by $120,000 or 3% to $4.2 million in the second quarter of 2002 from $4.3 million in the same period in 2001. Gross profit increased by $648,000 or 7% to $10.1 million in the first six months of 2002 from $9.4 million in the same period in 2001. The increase in product cost and decrease in gross margin during the second quarter was mainly due to discontinued merchandise that we liquidated through our two retail locations and other liquidation methods.

Advertising expense

Advertising expenses increased by $1.6 million, or 42%, to $5.3 million in the second quarter of 2002 from $3.7 million in the same period in 2001. Advertising expenses increased $3.6 million, or 46% to $11.5 million during the first six months of 2002 from $7.9 million for the same period in 2001. Advertising expense as a percentage of sales increased to about 45% in the second quarter of 2002 from about 38% in the same period of 2001. Advertising expense as a percentage of sales increased to about 45% in the first six months of 2002 from about 36% in the same period of 2001. The increase in advertising expense is due to increased prospecting volumes and circulation of catalogs in the fourth quarter of 2001 and the first six months of 2002.

Loss from operations

Loss from operations was $3.0 million and $1.1 million in the second quarters of 2002 and 2001, respectively. Loss from operations was $5.1 million and $2.1 million in the first six months of 2002 and 2001, respectively.

The operating loss increase was primarily due to the increase in advertising expense and product cost as discussed above (see
"Advertising expense" and "Cost of product and delivery and gross profit.")

Other income (expense)

Other expense consisting primarily of interest expense offset by interest income, was $78,000 in the second quarter of 2002 compared to $321,000 in the same period of 2001. Other expense was $40,000 in the first six months of 2002 compared to $525,000 in the same period of 2001.

The decrease in interest expense was primarily due to decreased interest costs in 2002 associated with the sale of our interest in the real estate investment limited partnership as described more fully below.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $441,000 in the first six months of 2002 compared to a decrease of $1.8 million in the same period of 2001.

The $441,000 decrease in the first six months of 2002 was primarily due to:

* A net loss of $5.2 million, an increase in inventory of $459,000, a decrease in inventory valuation reserves of $243,000, an increase in prepaid expenses of $346,000, a decrease in accounts payable of $233,000, and capital expenditures of $445,000.

* This was offset by a decrease in deferred advertising costs of $1.7 million, depreciation and amortization expense of $611,000, and $4.0 million in financing with Phillip A. and Linda S. Wiland, and St. Cloud Capital Partners (see "Related Party Transactions" below).

The $1.8 million decrease in cash in the first six months of 2001 was mainly due to:

* A net loss of $2.6 million, and a decrease in accounts payable of $2.2 million.

* This was offset by depreciation and amortization expense of $858,000, a decrease in deferred advertising costs of $968,000, a decrease in inventory of $408,000, and a note receivable payment of $810,000.

Inventory levels increased from December 2001 to June 2002 in an attempt to improve product order fill rates. Inventory valuation reserves decreased during the same period due to discontinued merchandise that we liquidated through our two retail locations and other liquidation methods. We are expecting inventory levels at December 2002 to decrease as compared to June 30, 2002.

STRATEGY AND OUTLOOK

During the first six months of 2002, we attempted to increase sales by investing in reactivating older customers and acquiring new catalog customers through a more aggressive prospecting program than in prior years. During the second quarter and subsequent to closing our financing with the Wilands and St. Cloud (see "Related Party Transactions"), our sales results have continued to trend below forecast. As a result, we have initiated a cost reduction program aimed at reducing corporate overhead and advertising expenditures. In early July we reduced our workforce by approximately 100 employees or 27%. In addition, we reduced circulation plans for all brands for the remainder of 2002 and 2003 in an attempt to preserve cash. In light of the weaker than expected sales results thus far in 2002, these initiatives will likely further decrease sales for the second half of 2002 and all of 2003. We are now projecting 2002 sales to decline as compared to 2001, and a further sales decline for 2003. We are expecting continuing losses through 2002 greater than that of 2001 and improvement to a smaller loss for 2003.

The reduced circulation plans and lower overhead burden should allow us to operate on our limited cash position through 2003. If actual results fall short of our revised projections we may need to take further cash preservation steps and/or attempt to raise additional capital. In addition, we may consider other strategic alternatives such as the sale of catalog brands or the sale of other assets that we own to reduce indebtedness or otherwise provide cash for the business.

The reduced advertising expenditures may have an adverse effect on our ability to increase revenue and retain customers in the long-term. In light of our present limited working capital base, we believe it is in our best interest to curtail growth plans until customer response rates and cash position improve.

RELATED PARTY TRANSACTIONS

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Capital Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the "Wilands"). The Financing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement and undeveloped land that we own.

The Note and Warrant that we issued to the Wilands replaced an existing note and warrant with the Wilands which was entered into on March 28, 2002. That note provided that if we obtained additional financing on or before April 30, 2002, the Wilands would receive substantially similar terms and conditions of the prospective investor(s).

The Financing is between Concepts Direct, Inc., and St. Cloud and the Wilands. Marshall S. Geller, one of our directors, is the co-founder and senior manager of St. Cloud and he has an interest in St. Cloud. Phillip A. Wiland is our Chairman, Chief Executive Officer and President. Linda S. Wiland is Mr. Wiland's spouse. The Wilands are significant stockholders of Concepts Direct, Inc.

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

In addition, the Financing detailed above under "Related Party Transactions" entailed two Notes in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement and undeveloped land that we own. Our loan commitments under the Financing are as follows (assuming we do not prepay the loan which we are allowed to do after the first year without penalty): (1) total remaining minimum loan payments as of June 30, 2002 -- approximately $4,972,000; (2) total remaining payments in 2002 as of June 30, 2002 -- approximately $552,000; (3) total payments in 2003-2004 -- approximately $2,040,000; (4) total payments in 2005-2006 -- approximately $2,040,000; and (5) total payments after 2006 -- approximately $340,000. The Financing includes various affirmative covenants under which we have agreed it will, among other things, (1) deliver financial statements and other information to St. Cloud and the Wilands; (2) permit representatives of St. Cloud and the Wilands to have reasonable access to our property and records; (3) maintain and preserve our existence and good standing in our jurisdiction of organization and our qualification to do business in all other jurisdictions where qualification is necessary; (4) maintain reasonable insurance; (5) pay all taxes and other governmental charges; (6) comply in all material respects with all applicable laws; (7) prepay the Notes upon the sale or other disposition of any real property or related facilities that we own; and (8) keep our property in good working order and condition. The Financing includes various negative covenants under which we have agreed we will not, among other things, (1) pay dividends or make other distributions to our shareholders; (2) incur, create, assume or permit to exist any additional indebtedness, subject to a few exceptions; (3) merge or sell substantially all of our assets; (4) liquidate, dissolve or reorganize; (5) sell, lease or otherwise dispose of more than 5% of our assets in a twelve month period;
(6) create or permit any lien on any of our assets to exist, excluding customary permitted liens; and (7) make a loan or advance in excess of $50,000. The terms of the Notes provide that Events of Default include, among other things: (i) failure to make a payment on the Notes for a period of ten (10) days from when such payment is due; (ii) the default or failure to observe or perform any agreement or covenant under the terms of the Financing that is not remedied within 30 days after we become aware of such default; (iii) cross-default on certain of our other indebtedness, including the lease of our headquarters and fulfillment center detailed above, which indebtedness is not cured in thirty days; (iv) a judgment creditor obtaining possession of any collateral securing the Notes; (v) failure to cure within ten
(10) days any impairment on the noteholders' lien on such collateral; and (vi) the filing of voluntary or involuntary bankruptcy against us that is not dismissed within thirty (30) days. Upon an Event of Default, all principal and interest on the Notes shall immediately become due and payable.

SUBSEQUENT EVENT

On July 2, 2002, we took steps to decrease expenses through a reduction in force and a decrease in circulation of catalogs. We decreased the number of our employees by about 100, or 27%, and instituted pay cuts for the remaining employees, including management. On an annual basis, we estimate that these steps will reduce costs by over $2.0 million.

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

Factors that could cause our actual results to differ materially from our projections, forecasts, estimates and expectations include, but are not limited to, the following

* changes in postal rates, including significant rate increases experienced beginning in June 2002 and possible additional postal rate increases requested by the United States Postal Service;

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

* lack of availability/access to long-term capital and working capital;

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

* inability with current level of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;

* inability to recruit and retain management personnel, particularly in regards to our cost reduction steps;

* reduced advertising expenditures may have an adverse effect on our ability to increase revenue and retain customers in the long-term;

* inability to obtain product in a timely manner due to vendor credit restrictions;

* lack of effective performance of customer service and our order fulfillment systems; and

* changes in strategy and timing related to testing and rollout of new catalogs and those catalogs still in the test stage of development.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 26, 2002, as detailed above in "Related Party Transactions", we closed on the Financing with St. Cloud and the Wilands. The Financing entailed two 10% Senior Secured Promissory Notes in the aggregate amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. The exercise price for the Warrants is $.10, of which St. Cloud and the Wilands have already paid $.09 cents. The Warrants are exercisable between July 26, 2002 and April 26, 2009. No underwriters were engaged in the Financing. St. Cloud and the Wilands are accredited investors and we relied on Section 4(2) and on Rule 506 of Regulation D in not registering the Notes and Warrants under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) Our annual shareholders' meeting was held on May 8, 2002.

         At such annual meeting, our stockholders elected Virginia
         B. Bayless, Robert L. Burrus, Jr., Kenneth M. Gassman,
         Jr., Marshall S. Geller, and Phillip A. Wiland as directors for one-year terms. The elections were approved by the following votes:

           Directors                   For          Withheld
         Virginia B. Bayless        4,778,943            500
         Robert L. Burrus, Jr.      4,762,313         17,130
         Kenneth M. Gassman, Jr.    4,778,943            500
         Marshall S. Geller         4,778,943            500
         Phillip A. Wiland          4,762,313         17,130

     (b) At such annual meeting, our stockholders ratified the election of Ernst & Young LLP as the independent public accountants for the fiscal year ended December 31, 2002. The ratification of Ernst & Young LLP was approved by the following votes:

              For                   4,777,989
              Against                      20
              Abstain                   1,434
              Broker Non-Votes              0

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

              99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

              99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b)  Reports on Form 8-K

              On May 1, 2002, a current report on Form 8-K under
              Item 5 was filed with the Securities and Exchange Commission announcing a $4 million financing with St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland.

              On July 3, 2002, a current report on Form 8-K under
              Item 5 filed with the Securities and Exchange
              Commission announcing a reduction in force and a decrease in circulation of catalogs.


                              SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONCEPTS DIRECT, INC.
                                        (Registrant)

Date:  August 14, 2002          By: /s/Cody S. Mcgarraugh
                                    Cody S. McGarraugh
                                    Chief Financial Officer
                                    (Duly Authorized Officer)

Date:  August 14, 2002          By: Zaid H. Haddad
                                    Controller
                                    (Principal Accounting Officer)