Form 10-Q
period 2002-09-30
CONCEPTS DIRECT INC
filed 2002-11-14
CIK 891035

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002

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

As of November 12, 2002, 5,468,276 shares of the Registrant's
Common Stock, $.10 par value, were outstanding.


                           CONCEPTS DIRECT, INC.

                                 FORM 10-Q

                                   INDEX

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements:                          PAGE NO.

               Balance Sheets as of December 31, 2001 and
               September 30, 2002(unaudited)....................3

               Statements of Operations for the three and
               nine months ended September 30, 2002 and 2001
               (unaudited)......................................4

               Statements of Cash Flows for the nine months
               ended September 30, 2002 and 2001 (unaudited)....5

               Notes to Financial Statements....................6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................9

   Item 4.   Controls and Procedures ..........................14

PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds.........15

   Item 5.   Other Information.................................15

   Item 6.   Exhibits and Reports on Form 8-K..................15

                        CONCEPTS DIRECT, INC.
                           BALANCE SHEETS
              (Dollars in thousands, except share data)

                                           September 30,
                                               2002         December 31,
                                            (unaudited)         2001

<F1>
ASSETS
Current assets:
   Cash and cash equivalents                $     452        $   1,656
   Accounts receivable, less allowances           255              241
   Deferred advertising costs                   3,215            5,032
   Inventories, less allowances                 6,119            5,736
   Prepaid expenses and other                     642              447

      Total current assets                     10,683           13,112

Property and equipment, net                     1,411            1,352

Capitalized software costs, net                 1,281            1,564

Trademark and other intangibles, net              938            1,016

Other assets                                    1,345            1,355

      Total assets                          $  15,658        $  18,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued
      expenses                              $   5,329        $   5,414
   Current maturities of notes payable
      to related parties                          378                -
   Current maturities of capital leases
      payable                                      57                -
   Accrued employee compensation                  642              612
   Deferred gain                                  199              199
   Customer liabilities                         1,572              799

      Total current liabilities                 8,177            7,024

   Notes payable to related parties             2,422                -
   Capital leases payable                         105                -
   Deferred gain                                3,399            3,548
   Deferred rent                                  328               17

      Total liabilities                        14,431           10,589

Stockholders' equity:
   Common stock, $.10 par value, 7,500,000
      shares authorized, 5,561,976 and
      5,017,238 shares issued and outstanding
      on September 30, 2002 and December 31,
      2001, respectively.                         556              502
   Additional paid-in capital                  15,408           14,396
   Accumulated deficit                        (14,510)          (6,861)
   Treasury stock at cost, 93,700 shares         (227)            (227)

      Total stockholders' equity                1,227            7,810

      Total liabilities and stockholders'
         equity	                            $  15,658        $  18,399

See notes to financial statements.

                               CONCEPTS DIRECT, INC.
                             STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except share data)
                                   (unaudited)
                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                      2002          2001        2002          2001

<F1>
Net sales                             $ 10,562    $ 11,248      $ 36,317    $ 33,102

Cost of product and delivery             7,106       6,371        23,037      19,812

Gross profit                             3,456       4,877        13,280      13,290

Operating expenses:
   Advertising                           4,086       3,935        15,589      11,827
   General and administrative            1,643       1,564         5,074       4,167

Total operating expenses                 5,729       5,499        20,663      15,994

Loss from operations                    (2,273)       (622)       (7,383)     (2,704)

Other expense, net                        (226)       (234)         (266)       (759)

Net loss from operations                (2,499)       (856)       (7,649)     (3,463)

Net loss applicable to common
   shares                             $ (2,499)   $   (856)     $ (7,649)   $ (3,463)

Net loss per share, basic and
   diluted                            $  (0.48)   $  (0.17)     $  (1.52)   $  (0.69)

Weighted average number of common
   shares used in computing basic
   and diluted loss per share        5,243,276   4,991,748     5,031,288   4,993,958

See notes to financial statements.

                              CONCEPTS DIRECT, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)
                                                  Nine Months Ended September 30,
                                                         2002           2001

<F1>
OPERATING ACTIVITIES
   Loss from continuing operations                    $ (7,649)      $ (3,463)
   Adjustments to reconcile loss from continuing
      operations to net cash provided by (used in)
      continuing operating activities:
         Increase (decrease) in allowance for bad debt      (5)             4
         Decrease in inventory valuation reserves          (23)           (95)
         Depreciation                                      463            799
         Amortization                                      437            447
         Deferred gain amortization                       (149)             -
         Loss on disposals of property and equipment       132              -
         Loss on disposal of other assets                    -             70
         Interest financed as debt                           -             95
         Changes in operating assets and liabilities:
            Accounts receivable	                            (9)           (81)
            Deferred advertising costs                   1,817         (1,676)
            Inventories                                   (360)           518
            Prepaid expenses and other                    (185)           (78)
            Accounts payable                               (85)          (198)
            Accrued employee compensation                   30            241
            Customer liabilities                           773          1,239
            Deferred rent                                  311              -

   Net cash used in operating activities                (4,502)        (2,178)

INVESTING ACTIVITIES
   Release of cash restricted as collateral                  -            250
   Capital expenditures                                   (546)          (111)
   Sales of property and equipment                           -              -
   Payoff of note receivable on sale of land                 -            810
   Other investing activities, net                           -             (9)

   Net cash provided by (used in) investing activities    (546)           940

FINANCING ACTIVITIES
   Purchase of treasury stock                                -            (95)
   Issuance of debt to related parties                   2,933              -
   Issuance of warrants associated with related
      party debt obligations                             1,067              -
   Principal payment on debt and capital lease
      obligations                                         (156)           (35)

   Net cash provided by (used in) financing activities   3,844           (130)

Net decrease in cash and cash equivalents from
   operations                                           (1,204)        (1,368)

Cash and cash equivalents at beginning of year           1,656          2,289

Cash and cash equivalents at end of period            $    452       $    921

See notes to financial statements.



                         CONCEPTS DIRECT, INC.

                     Notes to Financial Statements
                              (Unaudited)

Note 1 - Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission in regard to quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of the individual consumer during the Christmas holiday season. These patterns tend to concentrate sales in the latter half of the year, particularly in the fourth quarter. The pattern may be abnormal in 2002 due to increased catalog circulation during the first seven months of the year.
For further information refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement 141 Business Combinations and Statement 142 Goodwill and Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. We adopted Statement 141 beginning January 1, 2002. There was no impact as a result of the adoption.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted Statement 142 beginning January 1, 2002. There was no impact as a result of the adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We adopted Statement 144 beginning January 1, 2002. We periodically review the carrying amounts of our long-lived assets to determine whether events or circumstances require adjustments to the carrying amounts. In such reviews, estimated undiscounted future cash flows associated with long-lived assets or operations are compared with their carrying value to determine if a write-down is required.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2 - Advertising expense

These expenses primarily relate to paper, printing, postage, and distribution of catalogs. Such expenses are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising expenses were $4.1 million and $3.9 million in the third quarters of 2002 and 2001, respectively, and $15.6 million and $11.8 million during the first nine months of 2002 and 2001, respectively.

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

Note 5 - Share repurchase program

In December 2000, our Board of Directors authorized the repurchase of up to $250,000 of our common stock in the open market or in privately negotiated transactions in accordance with applicable securities laws. As of September 30, 2002, we had repurchased 93,700 shares of our common stock under the program at a total cost of $227,000. Our last repurchase occurred in November 2001.

Note 6 - Related Party Transactions

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Capital Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the "Wilands"). The Financing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. A portion of the Financing was ascribed to the value of the warrants, with the remaining amount recorded as notes payable. We are accreting the notes payable up to their full face amount over the term of the notes. The Notes are secured by assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement") and undeveloped land that we own. The Notes mature on May 1, 2007. The proceeds from the Financing were used to fund general working capital needs.

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

St. Cloud and the Wilands exercised their Warrants on August 7, 2002. The exercise price for the Warrants was $.10, of which St. Cloud and the Wilands had already paid $.09. St. Cloud and the Wilands exercised the Warrants using the cashless exercise procedure detailed in the Warrant Agreements and were each issued 272,369 shares of our common stock.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

We are a direct retailing company, headquartered in Longmont, Colorado. From 1988 to 1992, predecessor operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland Services"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. We were organized as a Delaware corporation in May 1992 and began operations under the Concepts Direct name on September 30, 1992, as a result of a spin-off from
Wiland Services.   Since inception, our primary focus has been on
utilizing our direct marketing expertise and our database to produce multiple independent revenue streams from multiple marketing vehicles. Today we own and operate six catalog titles, their associated websites and related niche marketing vehicles.

Our six primary direct marketing vehicles are the "Colorful Images(R)," "Linda Anderson(R)," "SnoopyTM etc.," "Linda Anderson's Collectibles(R)," "the Music Stand(R)," and "Garfield Stuff(R)" catalogs. Through these media and related Internet sites, we sell personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Two of our primary strengths are our proprietary database (consisting of approximately 13.5 million customers, catalog requesters, catalog referrals and gift recipients as of September 30, 2002) and our direct marketing expertise.

Net sales

Net sales decreased by 6% to $10.6 million during the third quarter of 2002, compared to $11.2 million during the same period of 2001. Net sales increased by 10% to $36.3 million during the first nine months of 2002, compared to $33.1 million during the same period of 2001. During the first nine months of 2002 in an effort to reactivate certain customers and grow our customer database, we increased circulation of catalogs over the same period of the prior year. However, circulation volumes decreased in the third quarter of 2002 versus the third quarter of 2001.

Our business is seasonal. Historically, a substantial portion of revenues and net income has been realized during the fourth quarter. We believe this is the general pattern associated with the consumer catalog and retail industries. In 2001, approximately 22%, 18%, 20%, and 40% of sales were recognized in the first quarter, second quarter, third quarter, and fourth quarter, respectively. 2002 may not fit this pattern due to the increased circulation volumes in the first seven months of the year.

Cost of product and delivery and gross profit

Cost of product and delivery as a percentage of net sales increased to 67% in the third quarter of 2002 compared to 57% in the same period of 2001. Cost of product and delivery as a percentage of sales increased to 63% in the first nine months of 2002 compared to 60% in the same period of 2001. Gross profit decreased by $1.4 million or 29% to $3.5 million in the third quarter of 2002 from $4.9 million in the same period of 2001. Gross profit remained almost the same for the first nine months of 2002 compared to the same period of 2001. The increase in cost of product and delivery as a percentage of net sales during the third quarter of 2002 and for the first nine months of 2002 was mainly due, in order of magnitude, to rent expense on our corporate headquarters and fulfillment center booked to cost of product and delivery beginning December 2001 (see Note 3), increases in cost of product on certain new merchandise, write-offs of equipment and software, and an increase in the inventory obsolescence reserve on older inventory items.

During the third quarter, headcount in operations decreased by 81 permanent full-time employees. This increased our reliance on seasonal and temporary employees, and allows us more flexibility in managing our fulfillment center and related expenses.

Advertising expense

Advertising expense increased by $151,000, or 4%, to $4.1 million in the third quarter of 2002 from $3.9 million in the same period of 2001. Advertising expense increased $3.8 million, or 32% to $15.6 million during the first nine months of 2002 from $11.8 million for the same period in 2001.

Advertising expense as a percentage of sales increased to approximately 39% in the third quarter of 2002 from approximately 35% in the same period of 2001. Advertising expense as a percentage of sales increased to approximately 43% in the first nine months of 2002 from approximately 36% in the same period of 2001. We increased catalog circulation in the fourth quarter of 2001 and the first seven months of 2002 thus increasing advertising expense for the first nine months of 2002 compared to the same period of 2001. Amortization of the increased catalog circulation volume in prior quarters caused advertising expense to increase during the third quarter of 2002 compared to the same period of 2001.

General and administrative expense

General and administrative expense increased by $79,000, or 5%, during the third quarter of 2002 compared to the same period of 2001. General and administrative expense increased by $907,000, or 22%, during the first nine months of 2002 compared to the same period of 2001. The increased expense during the first nine months of 2002 was primarily caused by an increase in general and administrative headcount of 30 employees during the first six months of 2002. Beginning July 2, 2002, general and administrative headcount decreased by 30 employees through reductions in force.

Loss from operations

Loss from operations was $2.5 million and $856,000 in the third quarters of 2002 and 2001, respectively. Loss from operations was $7.6 million and $3.5 million in the first nine months of 2002 and 2001, respectively.

The operating loss increase for the third quarter of 2002 was primarily due to the decrease in net sales, and increase in cost of product and delivery, and advertising expenses. The operating loss increase for the first nine months of 2002 was mainly due to the increase in cost of product and delivery, advertising expenses, and general and administrative expenses as discussed above (see "Net sales," "Cost of product and delivery and gross profit," "Advertising expense," and "General and administrative expense.")

Other expense

Other expense consisting primarily of interest expense offset by interest income, was $226,000 in the third quarter of 2002 compared to $234,000 in the same period of 2001. Other expense was $266,000 in the first nine months of 2002 compared to $759,000 in the same period of 2001.

The decrease in interest expense was primarily due to decreased interest costs in 2002 associated with the sale of our interest in the real estate investment limited partnership (see Note 3). This was partially offset in the second and third quarters of 2002 by interest expense on notes payable (see Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.2 million in the first nine months of 2002 compared to a decrease of $1.4 million in the same period of 2001.

The $1.2 million decrease in the first nine months of 2002 was primarily due to:

* A net loss of $7.6 million, a deferred gain amortization of $149,000, an increase in inventory of $360,000 in an attempt to improve product order fill rates, a decrease in prepaid expenses of $185,000, capital expenditures of $546,000, and note and capital lease payments of $156,000.

* This was offset by depreciation and amortization expenses of $900,000, a loss of $132,000 on disposals of assets and write-offs of internally-developed software, a decrease in deferred advertising costs of $1.8 million, an increase in customer liabilities of $773,000, an increase in deferred rent of $311,000, and $4.0 million in financing with Phillip A. and Linda S. Wiland, and St. Cloud Capital Partners (see Note 6).

The $1.4 million decrease in the first nine months of 2001 was mainly due to:

* A net loss of $3.5 million, an increase in deferred advertising expenses of $1.7 million, and a decrease in accounts payable of $198,000.

* This was offset by depreciation and amortization expense of $1.2 million, a decrease in inventories of $518,000, an increase in customer liabilities of $1.2 million, release of $250,000 of restricted cash, and a note receivable payment of $810,000.

The net changes in cash by quarter during 2001 were: First Quarter ($398,000); Second Quarter ($1,429,000); Third Quarter $459,000
and Fourth Quarter $735,000. Our 2001 net changes in cash include the sale of our investment in the real estate limited partnership and the collection of a note receivable (see Note 4, and "Other income (expense)"). Excluding these non-recurring transactions, the net changes in cash by quarter during 2001 would have been:
First Quarter ($398,000); Second Quarter ($2,239,000); Third Quarter $459,000; Fourth Quarter ($90,000).

The net changes in cash by quarter during the first nine months of 2002 were: First Quarter $98,000; Second Quarter ($539,000) and Third Quarter ($763,000). The negative net changes in cash for the first nine months of 2002 were offset, in part, by the proceeds of loans from Phillip A. and Linda S. Wiland of $2,000,000 in March 2002 and from St. Cloud Capital Partners of $2,000,000 in April 2002. Excluding these two financings, the net changes in cash by quarter during 2002 would have been: First Quarter ($1,902,000); Second Quarter ($2,539,000) and Third Quarter ($763,000). At this time, we have no arrangements or expectations for arrangements, other than as described in "Subsequent Event" below, to be able to offset any additional negative net changes in cash that may occur. See "Strategy and Outlook" for a further discussion of liquidity.

Inventory levels increased from December 2001 to September 2002 in an attempt to improve product order fill rates during the early part of 2002. We are expecting inventory levels at December 31, 2002 to decrease as compared to September 30, 2002.

STRATEGY AND OUTLOOK

Beginning in the third quarter of 2001, as part of an overall strategy to increase sales and our customer database size, we invested in reactivating customers and acquiring new catalog customers by increasing catalog circulation. We entered into two financings for a total of $4,000,000 partially to fund this growth in sales. During the fourth quarter and first seven months of 2002, we increased sales and our active customer base. However, sales did not increase to the levels that we projected and our costs rose faster than anticipated.

Beginning July 2, 2002, we instituted significant cost reductions. Since that date headcount has decreased by 111 permanent full-time employees, and 44 employees have taken reductions in compensation ranging from 2.5% to 50%. In addition, we have reduced catalog circulation volumes.

Beginning in July 2002, we have made arrangements to extend payments to certain key vendors. During the third quarter, the average time that vendor invoices were outstanding increased as we began to manage our payments of vendor invoices. We expect to continue our management of vendor invoices during the fourth quarter of 2002.

Historically, we have had negative net changes in cash in at least the first two or three quarters of each year and the amount of negative net changes in cash (excluding our financing activities) in 2002 accelerated until the expense reduction program commenced. As discussed below in "Subsequent Event," during the fourth quarter of 2002 we have taken steps to reduce our secured indebtedness. In addition, we are continuing to attempt to reduce expenses and manage our payments to vendors during the fourth quarter. If we continue to successfully reduce expenses and manage our vendor payments, we should be able to operate on our limited cash position at least into the first quarter of 2003. Continuing through that time, we may need to further reduce expenses and extend payments to vendors, raise additional capital, or pursue other strategic alternatives. Our failure to secure additional working capital, if needed, may jeopardize our ability to meet our cash obligations. Our Board of Directors has formed a Special Committee consisting of Kenneth M. Gassman, Jr. and Virginia B. Bayless to review our long-term prospects and evaluate strategic alternatives. The Special Committee is currently in negotiations with a financial advisor to assist the Company in seeking strategic alternatives.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We lease our corporate headquarters and fulfillment center, one retail location, a warehouse and various types of equipment under operating lease agreements expiring through 2020. We occupy our corporate headquarters and fulfillment center under the terms of a twenty-year lease, which had an initial monthly rental of $103,000 per month and escalates 3% per year. Our performance under the lease is secured by a security deposit of $1.0 million. The lease also provides that, in addition to base rent, we are responsible for reimbursement of property taxes and other costs. Our lease commitments for this lease, as of September 30, 2002, are as follows: (1) total remaining minimum lease payments - approximately $30,908,000; (2) total remaining payments in 2002 - approximately $326,000; (3) total payments in 2003 - 2004 - approximately $2,684,000; (4) total payments in 2005 - 2006 - approximately $2,847,000; and (6) total payments after 2006 - approximately $25,051,000.

In connection with the $4.0 million financing with Phillip A. and Linda S. Wiland and St. Cloud Capital Partners, we entered into two loan commitments in the first and second quarters of 2002. Our loan commitments under both loans, as of September 30, 2002, are as follows: (1) total remaining minimum loan payments -- approximately $4,674,000; (2) total remaining payments in 2002 -- approximately $254,000; (3) total payments in 2003-2004 -- approximately $2,040,000; (4) total payments in 2005-2006 -- approximately $2,040,000; and (5) total payments after 2006 -- approximately $340,000. As of September 30, 2002, we believe that we are in compliance with all covenants under the loan commitments.

SUBSEQUENT EVENT

On November 12, 2002, we closed on an agreement to sell our remaining real estate for $1,050,000 less closing costs. The transaction closed on November 12, 2002. The funds from the sale were used to reduce our secured debt under the loan commitments (detailed in "Contractual Obligations and Commercial Commitments" above).

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

We base our forward-looking statements on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made. Factors that could cause our actual results to differ materially from our projections, forecasts, estimates and expectations include, but are not limited to, the following:

* lack of availability/access to long-term capital and working capital;

* inability to adjust our expense structure sufficiently to create positive cash flows;

* reduced advertising expenditures which may have an adverse effect on our ability to increase revenue and retain customers in the long-term;

* inability to obtain product in a timely manner due to vendor credit restrictions;

* issues related to management transitions;

* inability with current level of employees to maintain acceptable levels of customer satisfaction with catalog order fulfillment services;

* inability to recruit and retain management personnel, particularly in regards to our cost reduction steps;

* changes in postal rates;

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

Item 4.  Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, to the best of their knowledge, our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls, since the date such controls were evaluated.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

As previously disclosed, we closed on a $4 million financing with St. Cloud Capital Partners ("St. Cloud") and the Phillip A. and Linda S. Wiland (the "Wilands") earlier in 2002. Part of the financing consisted of us issuing St. Cloud and the Wilands Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. Both parties exercised their Warrants on August 7, 2002. The exercise price for the Warrants was $.10, of which St. Cloud and the Wilands had already paid $.09. St. Cloud and the Wilands exercised the Warrants using the cashless exercise procedure detailed in the Warrant Agreements and were each issued 272,369 shares of our common stock. No underwriters were engaged in the financing or in this issuance. St. Cloud and the Wilands are accredited investors and we relied on Section 4(2) and on Rule 506 of Regulation D in not registering the common stock issued to both parties.

Item 5.   Other Information

We believe that, as of September 30, 2002, we no longer satisfy Nasdaq's continued listing requirement of having at least $2,500,000 in shareholders equity. Based on a review of Nasdaq's website we anticipate that Nasdaq will issue a letter requesting that we submit a plan of compliance within 10 business days of our receipt of such letter. Upon review of our plan of compliance, Nasdaq will determine whether: (i) we have regained compliance;
(ii) an extension of time is warranted; or (iii) to delist our securities. If Nasdaq determines to delist the securities, we may appeal at that time. We cannot assure that Nasdaq will accept our compliance plan.

In addition, on September 25, 2002, we received a notice from Nasdaq that stated that, for thirty consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued listing. We have been provided 180 calendar days from the date of this notice, or until March 24, 2003, to regain compliance. Nasdaq has indicated that to regain compliance the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. In the notice, Nasdaq indicated that, if we did not regain compliance by March 24, 2003, Nasdaq will provide written notification that our securities will be delisted. We can appeal such notification.

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Exhibits:

            3(a) Registrant's Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by reference.

            3(b) Registrant's Amendment of Amended and Restated Certificate of Incorporation filed as Exhibit 3(i) (b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by reference.

            3(c)  Registrant's Bylaws and Statement of
            Organization of the Incorporator filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by reference.

            99.1 Certification of Phillip A. Wiland, Chairman, Chief Executive Officer, and President certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

            99.2 Certification of Zaid H. Haddad, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 is filed herewith.


     (b)    Reports on Form 8-K

            On July 3, 2002, a current report on Form 8-K under
            Item 5 was filed with the Securities and Exchange
            Commission announcing a reduction in force and a decrease in circulation of catalogs.

            On September 4, 2002, a current report on Form 8-K under Item 5 was filed with the Securities and Exchange Commission announcing the election of Zaid H. Haddad as Chief Financial Officer and the resignation of Cody S. McGarraugh as Chief Financial Officer.




                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONCEPTS DIRECT, INC.
                                        (Registrant)

Date:  November 14, 2002           By:   /s/ Phillip A. Wiland
                                         Phillip A. Wiland
                                         Chairman, Chief Executive
                                         Officer, and President
                                         (Duly Authorized Officer)

Date:  November 14, 2002           By:   /s/ Zaid H. Haddad
                                         Zaid H. Haddad
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)



CERTIFICATIONS

I, Phillip A. Wiland, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Concepts
    Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
         (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        /s/ Phillip A. Wiland
                                        Phillip A. Wiland
                                        Chairman, Chief Executive
                                        Officer and President


I, Zaid H. Haddad, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Concepts
    Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
    Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                        /s/ Zaid H. Haddad
					Zaid H. Haddad
					Chief Financial Officer