Form 10-K
period 2002-12-31
CONCEPTS DIRECT INC
filed 2003-03-28
CIK 891035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-20680

                     CONCEPTS DIRECT, INC.
     _____________________________________________________
    (Exact name of registrant as specified in its charter)

        Delaware                             52-1781893
______________________________             ________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

     2950 Colorful Avenue, Longmont, Colorado      80504
     ________________________________________    _________
     (Address of Principal Executive Offices)    (ZIP Code)

Registrant's telephone number, including area code:  (303) 772-9171

           ______________________________________________
     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class   Name of each exchange on which registered

           None                               N/A
     ____________________    _____________________________________

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 Par Value
     ____________________________________________________________
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002): $1,765,453.

The number of shares beneficially owned by executive officers and directors of the registrant as a group and by persons known to the registrant to be beneficial owners of more than 5% of the outstanding common stock of the registrant as of June 30, 2002 was subtracted from the total number of shares outstanding to calculate the number of shares held by non-affiliates. The foregoing calculation should not be deemed an admission that any of the officers and directors of the registrant or any holder of more than 5% of the outstanding common stock is an "affiliate."

The number of shares outstanding of the registrant's Common Stock as of March 24, 2003 was 5,237,426.


             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed pursuant to regulation 14A for our 2003 annual meeting of shareholders are incorporated by reference into Part III.



                            PART I

Item 1.  Business

General

We are a direct retailing company, headquartered in Longmont, Colorado. From 1988 to 1992, operations were conducted in the Consumer Products division of Wiland Services, Inc. ("Wiland Services"), which provided a variety of database management, list processing and marketing research services to direct marketing companies. We were organized as a Delaware corporation in May 1992 and began operations under the Concepts Direct name on September 30, 1992, as a result of a spin-off from Wiland
Services.   Since inception, our primary focus has been on
utilizing our direct marketing expertise and our database to produce multiple independent revenue streams from multiple marketing vehicles. Today we own and operate seven catalog titles, their associated websites and related niche marketing vehicles.

In early 2000, after a period of extensive Internet infrastructure development activity, we moved certain of our technology assets and liabilities to two wholly-owned subsidiary corporations called iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB"). iConcepts was established to provide technology support to Concepts Direct, BOTWEB and, at an appropriate time, third parties. BOTWEB was to operate an Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site. The goal of this reorganization was to enhance focus of the companies on their various missions and goals and to better communicate the status of each company to investors.

During the second half of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, we significantly scaled back our planned Internet initiatives. This resulted in the discontinuance of BOTWEB and the elimination of all on-going expenditures associated with BOTWEB. The operations of iConcepts were discontinued and absorbed back into Concepts Direct to only support the on-going operations of our catalog business.

Our seven primary direct marketing vehicles are the "Colorful Images(R)," "Linda Anderson(R)," "Snoopy(TM) etc.," "Garfield Stuff(R)," "Linda Anderson's Collectibles(R)," "the Music Stand(R)," and "NewBargains(sm)" catalogs. Through these media and related Internet sites, we sell personalized paper products and a diverse line of merchandise, including collectibles, gift items, home decorative items and casual apparel. Our primary strengths are our proprietary database (consisting of approximately 13.7 million customers, catalog requesters, catalog referrals and gift recipients as of December 31, 2002) and our direct marketing expertise.

Our Internet web site's address is www.conceptsdirectinc.com.

Strategic Focus

Our strategic focus is to prudently increase revenues and earnings through the successful operation of our catalogs and related
Internet sites.

The principal strategies for achieving our strategic focus are as follows:

     * We employ an analytical approach to prospecting for new customers which emphasizes list testing and segment analysis, adherence to list performance guidelines and the recognition of the long-term value of a customer.

     * We seek to maximize effective use of our proprietary database. In addition to recency, frequency of purchase and other monetary data typically used in database direct marketing, we also collect information concerning the types and themes of merchandise purchased by our customers. The use of this data, in conjunction with purchase history data such as latest order date and order size, facilitates selections from the database and product offerings that are suited to the styles and tastes of customers. This information is used to determine which names from our database are to be selected for subsequent marketing contacts.

     * We believe that our list testing strategy, evaluation of performance data, and recognition of the long-term value of a new customer have been significant contributing factors to our success in expanding and contracting circulation in various business environments.

     * We believe that we enjoy strong brand recognition and customer loyalty for our catalogs. As a result, we intend to leverage our proprietary database and understanding of product preferences of our primary audience by introducing new complementary catalog offers under existing catalog brand names. Colorful Images(R) and other Concepts Direct catalogs have produced a database comprised in part of customers who have purchased many different product types. This database provides an opportunity to launch new marketing programs under the umbrella of the various catalog titles, targeted to address these particular interests.

     * We leverage our fulfillment infrastructure, direct marketing expertise, and technological expertise to market products via e-commerce sites. We believe that we can use certain e-commerce advantages such as ease of ordering, constant availability to the consumer, and cost effective means of offer presentation to achieve a significant retailing presence via electronic media.

Customer Database

Our proprietary database stores information on each customer. The information is derived primarily from customer transactions and is updated as new transactions are recorded. We also conduct prospect mailings to rented and exchanged mailing lists obtained from other companies and sources. The use of rented and exchanged mailing lists is expected to be a component of future efforts to obtain new customers and add them to the proprietary database. During 2002, we mailed almost 42 million copies of all catalog titles.

At the end of 2002, the proprietary database contained approximately 13.7 million customers, catalog requesters, catalog referrals, and gift recipients. Approximately 1.2 million customers placed orders with us in 2002. The database has grown during the past three years, increasing from 11.3 million names at the end of 1999 to 13.7 million names at the end of 2002.
Information contained in the customer database assists in determining which offers customers should receive and the frequency of those offers.

We select from our database the individuals we believe are most likely to respond to a particular merchandise offer, with the goal of maximizing sales while managing costs as a percent of sales. Various indicators, including order size and frequency, date of last order, and style and theme of products purchased are utilized to direct specific catalog mailings to those most likely to purchase our merchandise. The customer database is updated in a real time environment.

Marketing Lines

We not only market to our customer database but also exchange lists with and rent lists from other direct marketers in order to
gain new customers.   Our Internet presence is continuing to grow,
which makes our products available to customers and prospects online.

We currently market our products primarily under seven catalog titles:

1.   Colorful Images(R)

     Colorful Images(R) is the trade name under which we market our line of personalized labels, personalized notepads, various other personalized paper products and general merchandise such as gifts, home decor, T-shirts, and collectibles. Colorful Images( creates its own designs, purchases styles, and designs from outside sources and licenses certain images on a royalty basis.

     The Colorful Images(R) line of personalized self-adhesive labels is one of the largest assortments of such products available. There are over 1,800 different label choices appropriate to popular interests, most regions of the country, hobbies, professions and lifestyles. In addition, labels are available with popular licensed characters such as Snoopy(TM), other PEANUTS(R) characters, and Garfield(TM)(R).

     The primary marketing vehicle utilized to sell Colorful Images(R) products is a digest-sized catalog (measuring approximately 5" x 7 1/2") with price points ranging from approximately $7.00 to $129.00, excluding shipping and handling.

     Although certain segments of the Colorful Images(R) customer database may prefer one product line or the other, generally
     all customers receive the same version of the catalog.   We
     mailed the core Colorful Images(R) catalog to customers and prospects 10 times in 2002, and nine times in 2001.

     In addition to the core catalog mailings, we continued to test, during various points in 2002, niche catalog versions. These niche versions attempted to match a more narrowly focused product selection to carefully targeted and selected customers and prospects, who had demonstrated an affinity to certain themes of merchandise. We discontinued the niche Colorful Images(R) mailing strategy during the third quarter of 2002 due to the increased expense of these catalog versions.

     Approximately 1 million customers placed orders through the Colorful Images(R) catalog in the twelve month period ended
     December 31, 2002, compared to almost 1.2 million in 2001.
     This decrease was mainly a result of a decrease in circulation volumes in 2002.

     ColorfulImages.com, featuring a full array of Colorful Images(R) products was launched in late 2000. We believe that it is less expensive to process orders received via the website. We engage in Email campaigns and marketing arrangements with Internet affiliates and search engines to attract new customers to ColorfulImages.com and our other Internet sites.

2.   Linda Anderson(R)

     Linda Anderson(R) markets an assortment of gifts, home decorative merchandise, and casual apparel, generally at higher price points than Colorful Images(R). This merchandise is offered through the Linda Anderson(R) catalog and at LindaAnderson.com. Price points for Linda Anderson(R) merchandise range from about $7.00 to about $300.00, excluding shipping and handling.

     Approximately 64,000 customers placed orders through the Linda Anderson(R) catalog in the twelve-month period ended December 31, 2002, compared to approximately 77,000 in 2001. This decrease was mainly a result of decreased circulation volume, and repositioning the catalog with higher price point items in 2002, which caused the catalog to appeal to a different type of customer than that which already existed in the database. In 2002, we began acquiring new customers for the repositioned catalog through prudent prospecting efforts.

     LindaAnderson.com was launched in June of 1999, as our first
     Internet retailing site.   It offers a wide range of current
     and past products from the Linda Anderson catalog and the Linda Anderson's Collectibles(R) catalog. We will attempt to increase Internet sales to customers and prospects in a profitable manner.

3.   Linda Anderson's Collectibles(R)

     Linda Anderson's Collectibles(R) was launched in 1997 featuring an extensive line of collectible merchandise and information about collecting and the lines represented. During 2002, catalog circulation was decreased substantially to allow us to increase our focus on Colorful Images(R) and the repositioned Linda Anderson(R) catalog. We do not currently expect to increase catalog circulation of Linda Anderson's Collectibles(R).

     The LindaAnderson.com site offers products that have been offered in the Linda Anderson's Collectibles(R) catalog.

4.   Snoopy(TM) etc.

     Operating under an agreement with United Feature Syndicate, the Snoopy(TM), etc. catalog consists exclusively of merchandise featuring Snoopy(TM) and the other PEANUTS(R) characters. The merchandise in the catalog is a combination of items from licensed manufacturers and items designed exclusively for the catalog. A royalty on sales generated by the catalog is paid to United Feature Syndicate.

     Product price points in the Snoopy(TM) etc. catalog are generally between $9.00 and $600.00 per item. Since 1996, we have had a license to feature PEANUTS(R) characters on personalized label products and have accumulated information on our proprietary database concerning buyers of PEANUTS(R) personalized label products and other PEANUTS(R) merchandise sold in our catalogs.

     Approximately 43,000 customers placed orders through the Snoopy(TM) etc. catalog and related website in the twelve-month period ended December 31, 2002, compared to approximately 51,000 in 2001. This decrease was mainly a result of a decrease in circulation volume.

     In late 2000, we launched SnoopyStore.com, featuring products
     from the Snoopy(TM) etc. catalog.   In addition to functioning
     as a stand-alone website, SnoopyStore.com also serves as the e-commerce site for Snoopy.com, the official website managed by United Feature Syndicate.

5.   the Music Stand(R)

     In June 1999, we purchased substantially all of the assets of the Music Stand(R) catalog. The catalog is a well established title with a loyal following of customers, some of whom have been purchasers for up to twenty years. The acquisition included primarily the customer database and inventory of the catalog.

     Product price points in the Music Stand(R) catalog are generally between $7.00 and $375.00 per item. Approximately 33,000 customers placed orders through the Music Stand(R) catalog and related website in the twelve-month period ended December 31, 2002, compared to approximately 40,000 in 2001. This decrease was mainly a result of a decrease in circulation volume.

6.   Garfield Stuff(R)

     Under an operating agreement with PAWS, Inc., we mailed our first Garfield Stuff(R) catalog in July 2002. The Garfield Stuff(R) catalog consists exclusively of Garfield(R) merchandise. The merchandise in the catalog is a combination of items from licensed manufacturers and items designed exclusively for the catalog. A royalty on sales generated by the catalog is paid to PAWS, Inc.

     Product price points in the Garfield Stuff(R) catalog are generally between about $7.00 and $250.00 per item. Approximately 13,000 customers placed orders through the Garfield Stuff(R) catalog and website in the twelve-month period ended December 31, 2002.

     We launched the GarfieldStuff.com website in April 2002.

7.   NewBargains(sm)

     In September 2002, we mailed the first NewBargains(sm) catalog. We launched NewBargains.com in January 2000. The NewBargains(sm) catalog and associated website are liquidation vehicles strictly used to market slow-moving inventory at discounted prices. Customers who receive the NewBargains(sm) catalog are carefully selected to minimize eroding our customer databases. Prices in the NewBargains(sm) catalog are generally discounted 10% to 80% off original retail prices.

Product Lines

Our 2002 net sales are primarily attributable to product sales directly to individual consumers of the seven catalog brands. Our major product lines are personalized paper products, and gift, home decor, and other merchandise items.

Personalized paper products, which generally have product costs less than 15% of the product sales price, accounted for approximately 50% of direct to consumer product sales in 2002. With the exception of personalized checks, all of the personalized paper products sold are stocked and shipped directly to customers from our headquarters and fulfillment facility in Longmont, Colorado.

Gift, home decor, and other merchandise items, which generally have product costs in excess of 30% of the product sales price, accounted for about 50% of direct to consumer product sales in 2002.

Approximately 96% of product revenue relates to items stocked and shipped directly from our headquarters and fulfillment facility in Longmont, Colorado. The remaining product is shipped directly to consumers by third party vendors.

Licensing and Service Marks

Federally registered service marks exist for all of our catalog titles, except Snoopy,(TM) etc, and NewBargains(sm). These primary trademarks are due for renewal on the following dates: Colorful Images(R) on February 8, 2004, Linda Anderson(R) on September 19, 2005, Linda Anderson's Collectibles(R) on January 12, 2009, and the Music Stand(R) on December 8, 2012.

We have developed certain artwork used in our labels and other products. In addition, we have purchased or licensed rights to certain artwork from third parties, generally for a period of at least three to five years. Certain rights are also licensed on a royalty basis, including PEANUTS(R), PAWS, Inc., Boyds Collection Ltd.(R), Dreamsicles(R), and others. We anticipate the licenses and royalty arrangements may be renewed or replaced, as appropriate, with minimal disruption to ongoing operations.

We rely on technology that is licensed from third parties, including software integrated with internally developed software to perform key functions. The majority of our software is licensed on a perpetual basis.

Internet Infrastructure and Database Management Software

One of our key assets is our database management, fulfillment management, and Internet infrastructure software known as DASH.
We have developed and enhanced this software over several years. The current release of DASH is fully integrated with our established order fulfillment software. The software is stable, proven and designed to serve many companies. Purchasing, general ledger, receiving, warehousing, order fulfillment, shipping, marketing reporting, Internet site development and hosting are all integrated in DASH. We may gradually add a variety of new features in the future.

Product Liquidation

During 2002, we liquidated overstock inventory primarily through our two retail outlet stores and the NewBargains(sm) catalog and associated website. We closed one retail outlet in October 2002 and the other in February 2003 when each of those respective leases expired. Management believes that the current preferred industry practice for liquidating inventory is via catalog web sites. Our primary liquidation channels going forward are the NewBargains(sm) catalog and associated website, NewBargains.com ("NewBargains"). Prices in the catalog and on the website are discounted 10% to 80% off original retail prices. All products offered in the catalog and on the website are excess inventory items of first quality and generally in the original packaging from the vendor. We have found the NewBargains(sm) catalog and associated website to be effective ways to liquidate inventory while maximizing net cash flow.

Materials and Inventory

Product inventory is purchased from numerous domestic manufacturers and several importers and domestic representatives of foreign manufacturers. Domestic sources supply essentially all of the gift and apparel merchandise. Purchase arrangements with suppliers are generally for a specified product, price, and quantity of product. While we purchase the base paper stock for most of our personalized labels from a few vendors, we believe alternative vendors are available, if needed. The remainder of the product line and material used in the production of catalogs are available from many different sources.

Except for a few specialized items that are drop shipped directly from suppliers, we maintain an inventory of the products that we sell. We analyze past catalog mailings, evaluate probable customer buying patterns, and project sales levels for new products, to try to avoid committing excessive amounts of working capital to inventory for substantial periods of time. In the fourth quarter of 2001 and the first quarter of 2002, we attempted to minimize the number of products on backorder. This caused inventory levels to increase significantly over historic levels. During 2002, we were somewhat successful in reducing inventory levels through improved purchasing processes and by liquidating slow-moving inventory. We turned our inventory approximately two times in 2002 compared to the industry average inventory turns of approximately five to six times. We expect to increase our inventory turns in 2003 as we liquidate more of the slow-moving inventory.

Gift and apparel inventory liquidation processes include offering products in NewBargains(sm) and its associated website, and discarding of some items. Through February 2003, we also sold overstock products through small retail outlets. All of our Internet sites also feature merchandise not currently offered in our catalogs.

Inventory levels decreased during 2002 primarily as a result of our liquidation efforts during the year. Management expects inventory levels to decrease during 2003 as we continue to liquidate our slow-moving inventory.

We spend significant amounts on paper used in the production of our catalogs and paper products. While we cannot predict future paper cost increases, price increases would have an adverse impact on future earnings.

Order Fulfillment

Orders for merchandise are received by mail, telephone, Internet, and facsimile. During 2002, approximately 41% of customer orders were received by telephone, 33% by mail or facsimile, and 26% via the Internet. All orders are received and processed at a single location in Longmont, Colorado. The ability to timely fulfill orders, especially during the peak pre-Christmas season, is important. This ability depends, in part, on the availability of part-time employees who have adequate training before the peak of the holiday season and the efficiency of the in-house telephone call center.

Gross order backlog was approximately $800,000 and $1.4 million as of December 31, 2002 and 2001, respectively. Backlog at December 31, 2002 represented approximately nine days of order shipments subsequent to December 31, 2002. Substantially all the backlog at December 31, 2002 has been filled in 2003. The level of order backlog fluctuates with seasonal sales patterns as discussed below.

Customers pay in advance for merchandise ordered and associated shipping and handling. Orders are shipped via the United States
Postal Service (USPS) and other carriers. Priority or express service is available for an extra charge.

USPS implemented a price increase in June 2002. While we cannot predict future postage costs, such increases could have a material impact upon our future operating and financial results.

Customer Service

We place great emphasis on customer service. Our return policy attempts to guarantee customer satisfaction and to encourage first time and repeat orders. The retail value of refunds issued under the return policy in 2002 was approximately 3.5% of net sales. If returned merchandise cannot be restocked, it is returned to the manufacturer if defective, held for disposal in inventory liquidation processes described above under "Product Liquidation," or discarded. Product and order problem inquiries are directed to customer service personnel who are trained to resolve most customer issues.

Seasonality

Our business is seasonal. Historically, a substantial portion of our revenues and net income have been realized during the fourth quarter. We believe this is the general pattern associated with the mail order and retail industries. Accordingly, our inventory of both paper products and gift and apparel merchandise is typically increased during the Christmas holiday season to accommodate anticipated increases in sales. In 2002, approximately 27%, 23%, 20% and 30% of sales were recognized in the first quarter, second quarter, third quarter, and fourth quarter, respectively. The seasonal variation in 2002 was less pronounced than in prior years due to increased catalog circulation during the first eight months of the year, and decreased mailings during the last four months of 2002 as compared to the same periods in prior years. For comparative purposes, we recognized approximately 22%, 18%, 20% and 40% of sales in the first quarter, second quarter, third quarter, and fourth quarter of 2001, respectively.

Competition

Direct marketing is highly competitive. Many companies offer products via catalog, direct mail, newspaper inserts, television, the Internet, and other media. We compete on the basis of the quality, diversity and price of merchandise offered, customer service, and effectiveness of customer targeting.

We believe that, although many companies offer personalized labels, note pads, and note cards, there are only a few companies that offer a broad variety of personalized labels comparable to that offered by Colorful Images(R). Other merchandise product lines face greater competition in the marketplace than paper products.
A substantial number of competitors distribute catalogs that contain portions of the merchandise contained in our catalogs. In addition, certain merchandise sold in our catalogs is available through retail stores and other sources.

We believe that e-commerce is becoming a significant force in the marketplace in which we operate. We also believe that the Internet retailing sites supporting our catalog brands compare favorably to sites operated by competitors.

Certain current and potential competitors have significantly greater development, order fulfillment, marketing and capital resources, and name recognition than we do.

Employees

As of December 31, 2002, there were approximately 161 full-time employees. Of these, 28 supported creative and marketing functions, 104 supported fulfillment operations, 12 supported information technology functions, and 17 supported other administrative functions. In addition, there were 36 part-time employees supporting fulfillment operations. Additionally, we employ a seasonal workforce of part-time employees for peak periods of the year. Our employees are not covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory.


Government Regulations

We must comply with federal, state and local laws that affect our business. In particular, we are subject to Federal Trade Commission regulations governing advertising and trade practices. While we believe we are currently in compliance with such regulations, in the event of noncompliance, we may be subject to injunctive proceedings, cease and desist orders, civil fines and other penalties.

We have historically collected and remitted sales and similar taxes only in those states in which we have a physical location. In recent years, a number of states have asserted that advertising by a corporation within their borders provides sufficient nexus to require the collection and remittance of such taxes. In a decision rendered on May 26, 1992, the United States Supreme Court held that application of North Dakota's use tax statute against an out-of-state mail order house with neither sales representatives nor outlets in the state placed an unconstitutional burden on interstate commerce. However, the Court also noted that Congress may be better equipped to resolve the issue presented by the case. If Congress should pass applicable legislation, it could have an impact on our future operations. The actual impact would depend on the specifics of any such legislation.

Some states also require residents of the state who purchase products by mail order to remit to the state the state sales tax that would be collected by the merchant if the product was sold from a location within the state. To date, this type of legislation has not had a material impact on us.

Financial Information about Foreign and Domestic Operations and
Export Sales

Identifiable assets are attributable entirely to domestic operations. There are no foreign operations, but we advertise in Canada and may do so again in the future. In June 2001, we began receiving orders outside of the United States and Canada. For the twelve months ended December 31, 2002, we recognized international sales of $450,000 to the following regions: Canada - $148,000; European Union - $87,000; other - $215,000. In 2001, we recognized sales of $142,000 through our marketing efforts into Canada, and an additional $9,000 to other foreign countries. All foreign sales are denominated in U.S. Dollars.

Segment Reporting

During 2002 and 2001, our operations were entirely within the Concepts Direct operating segment.

During the first nine months of 2000, we managed our operations in three operating segments. The results of operations and assets of each segment are listed in the audited financial statements included in Item 8. Further description of our segments is included in Management's Discussion and Analysis of Financial
Condition and Results of Operations included in Item 7.



Item 2.     Properties

Real Property

Our corporate headquarters, administrative offices, and operations are located in Longmont, Colorado, approximately 40 miles from downtown Denver. We also occupy a warehouse facility in Mead, Colorado, approximately 10 miles from our corporate headquarters, administrative offices, and operations. We believe that the facilities we occupy are well maintained and in excellent operating condition. We purchased approximately 139 acres of undeveloped land in January 1997 and developed and constructed the current headquarters on approximately 11 acres of the site. In late August 1997, we moved essentially all of our operations to the new facility. In 2000, we sold all but approximately 20 acres of the undeveloped land. The remaining undeveloped land was sold in 2002. We do not currently own any real estate.

During 2000, we raised approximately $11,000,000 through the sale and subsequent leaseback arrangement in which our primary facility in Longmont, Colorado was sold to a real estate investment limited partnership. In connection with this transaction, we purchased a 25% interest in the limited partnership for $625,000 and deposited $1,010,000 with the limited partnership as a security deposit, providing security to the limited partnership for our future performance under the lease. The twenty-year lease, requires monthly lease payments, including annual lease escalations of 3% per year. As a result of the 25% retained interest in the limited partnership, the lease transaction was treated as a financing transaction for accounting purposes due to our continuing involvement with the limited partnership through the third quarter of 2001. Accordingly, the building, land and associated transaction costs were capitalized as an asset and the proceeds from the sale/leaseback were recorded as debt financing. During the fourth quarter of 2001, we sold our 25% retained interest in the limited partnership, thus eliminating the partnership's assets and corresponding long-term liability from our balance sheet. We now account for the transaction under sales-leaseback accounting. Accordingly, we account for the lease as an operating lease and recognize a deferred gain from the sale of the property ratably over the remainder of the lease term. We generated approximately $825,000 in cash as a result of the sale of the 25% retained interest.

The following table sets forth the real property that we leased as of December 31, 2002:

  Location     Function    Lease Expiration   2003 Rent  Square Feet

Longmont, CO  Headquarters    10/31/2020     $1,322,094    117,000

Longmont, CO  Retail Outlet    2/28/2003         $6,204      1,700

Mead, CO      Warehouse        9/30/2004       $140,004     27,500

The retail outlet lease was not renewed at its expiration.

Fulfillment Hardware and Software

Substantially all of our order fulfillment hardware is located at our headquarters facility. We own most of the equipment except for certain computer and telephone hardware. The primary computer hardware is manufactured by Sun Microsystems, Inc, Cisco Corporation, and IBM. We currently use an internally developed order processing system and Internet infrastructure developed using Oracle as the primary software platform. We believe that the existing hardware and software should accommodate our near-term requirements.


Item 3.   Legal Proceedings

We are not involved in any litigation that we believe is material.

Item 4.   Submission of Matters to a Vote of Security Holders

None.


              EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerning our current executive officers is included in this report pursuant to General Instruction G(3) of Form 10-K. No person other than those identified below has been chosen to become an executive officer. The executive officers serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company.

     Phillip A. Wiland, 56, Chairman of the Board of Directors since December 18, 1992. Chief Executive Officer from July
     31, 2001 until present and from December 18, 1992 to February
     24, 2000.

     Zaid H. Haddad, 38, Chief Financial Officer, Treasurer, and Secretary since September 3, 2002 and Controller from April 15, 2002 until September 3, 2002. Prior to that, Mr. Haddad held the following positions: Controller for Persona, Inc., an Internet marketing company, from April 2001 until April 2002; Assistant Controller for MessageMedia, Inc, an Email marketing company, from October 1999 until April 2001; Financial Reporting Manager for Quark, Inc., a software company, from August 1998 until October 1999; and Advisory Financial Analyst for Storage Technology Corporation, a computer data storage company, from February 1996 until August 1998.




                            Part II

Item 5. Market for Registrant's Common Equity and Related
        Shareholder Matters

Market and Price Information

Our common stock, par value $.10 (the "Common Stock"), is currently quoted on the OTC Bulletin Board under the symbol CDIR. The OTC Bulletin Board is a regulated quotation service for subscribing members of the National Association of Securities Dealers that displays real-time quotes, last sale prices, and volume information in over-the-counter securities. Our Common Stock was delisted from Nasdaq SmallCap Market on January 15, 2003. The following table sets forth the high and low sale prices per share of our Common Stock for the periods indicated.

      Period                     High             Low

<F1>
      Calendar 2001
      1st Quarter                 $4.13            $2.44
      2nd Quarter                  5.25             2.30
      3rd Quarter                  3.50             2.24
      4th Quarter                  4.15             1.46

      Calendar 2002
      1st Quarter                 $2.25            $1.03
      2nd Quarter                  2.80             0.95
      3rd Quarter                  1.10             0.70
      4th Quarter                  0.83             0.36


Number of Shareholders

As of March 14, 2003, there were approximately 104 record holders of the Common Stock, according to our stock transfer agent and registrar.

Dividends

Except for the distribution of proceeds from the disposal of the Direct Marketing Services division in 1992, no cash dividends have been paid on the Common Stock. We anticipate earnings, if obtained, will be retained for use in the business and we do not anticipate paying any cash dividends in the foreseeable future. Further, under the Note and Warrant Purchase Agreement dated April 26, 2002, by and among Concepts Direct, Inc., St. Cloud Capital Partners, L.P., and Phillip A. Wiland and Linda S. Wiland, we
cannot pay dividends to our stockholders   without the consent of
the other two parties. If such consent is obtained and earnings are available, payment of dividends will be within the discretion of the Board of Directors, which will periodically review the dividend policy, considering our earnings, capital requirements, and financial condition, among other factors.

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plans, including the 1992 Employee Stock Option Plan, the 1992
Non-Employee Directors Stock Option Plan, the 1998 Non-Employee
Directors Stock Option Plan, and the 2001 Incentive Compensation
Plan, as of December 31, 2002:

              Equity Compensation Plan Information

                                                                   Number of securities
                                                                 remaining available for
                 Number of securities                             future issuance under
                  to be issued upon       Weighted average         equity compensation
                     exercise of          exercise price of          plans (excluding
                 outstanding options,    outstanding options      securities reflected in
                 warrants, and rights    warrants, and rights           column (a))
Plan Category            (a)                     (b)                         (c)
______________   ____________________    ____________________     ________________________

<F1>
Equity
compensation plans
approved by
security holders        294,500                  $3.92                   43,500(1)

Equity
compensation plans
not approved by
security holders              0                  N/A                     N/A
                  ___________________    ____________________     ________________________
Total                   294,500                  $3.92                   43,500(1)



(1) The number of shares available for future issuance under equity compensation plans consists of 20,000 shares under the 1998 Non-Employee Directors Stock Option Plan and
    23,500 shares under the 2001 Incentive Compensation Plan.  The 1992 Employee Stock
    Option Plan expired on December 17, 2002, and the 1992 Non-Employee Directors Stock
    Option Plan expired on May 1, 1998.





Item 6.  Selected Financial Data

                                                              Years ended December 31,
                                           _________________________________________________________
                                              2002        2001        2000        1999        1998
                                           _________________________________________________________
                                                  (amounts in thousands except per share data)

<F1>
INCOME STATEMENT DATA
Net sales                                    $ 51,685    $ 55,757    $ 55,453    $ 55,475    $ 84,773
Operating loss from continuing operations      (7,078)     (2,316)     (1,515)     (3,539)     (1,979)

Income (loss) from continuing operations
     Before income taxes                       (7,040)     (3,119)         52      (3,914)     (2,030)

Income (loss) from continuing operations       (6,872)     (3,119)         52      (3,125)     (1,378)

Loss from discontinued operations                   -           -      (2,786)       (503)          -

Net loss                                       (6,872)     (3,119)     (2,734)     (3,628)     (1,378)

Basic earnings (loss) per share
  Income (loss) from continuing operations   $  (1.34)   $  (0.63)   $   0.01    $  (0.63)   $  (0.28)
  Loss from discontinued operations                 -           -       (0.56)      (0.10)          -
  Total                                      $  (1.34)   $  (0.63)   $  (0.55)   $  (0.73)   $  (0.28)

Diluted earnings (loss) per share
  Income (loss) from continuing operations   $  (1.34)   $  (0.63)   $   0.01    $  (0.63)   $  (0.28)
  Loss from discontinued operations                 -           -       (0.56)      (0.10)          -
  Total                                      $  (1.34)   $  (0.63)   $  (0.55)   $  (0.73)   $  (0.28)

Weighted average common shares                  5,130       4,983       5,003       4,977       4,959

Weighted average common shares and
  dilutive stock options                        5,130       4,983       5,003       4,977       4,959

Cash dividends declared per common share     $      -    $      -    $      -    $      -    $      -


BALANCE SHEET DATA
Current assets                               $  9,571    $ 13,112    $ 12,087    $ 10,205    $ 19,237

Current liabilities                             6,328       7,024       5,566       7,371       8,554

Total assets (1)                               13,531      18,399      27,632      26,078      32,073

Long-term debt and capital lease
  obligations (1) (2)                           2,091           -      10,945       6,321       6,858

Deferred gain (1)                               3,349       3,548           -           -           -
Stockholders' equity                            1,907       7,810      11,156      13,889      17,440


(1) Item 2 (Properties) describes the accounting impact to the property and equipment and debt classifications resulting from the sale of an investment in a real estate limited partnership.

(2) Includes current and long-term portions of debt and capital lease obligations.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and
Results of Operation ("MD&A") explains our results of operations and general financial condition. MD&A should be read in conjunction with the Consolidated Financial Statements.

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT FUTURE RESULTS

This report contains statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts.

These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are sometimes presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial accounting principles or policies imposed by governing bodies, industry conditions, financial market conditions, including the availability and cost of capital, and the factors discussed in "Liquidity and Capital Resources" below, and in Note 2 to the financial statements. Additional risks are discussed below.

We base our forward-looking statements on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements because the assumptions, beliefs, expectations, and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Factors that could cause our actual results to differ materially from our projections, forecasts, estimates, and expectations include, but are not limited to, the following:

* lack of availability/access to short-term and long-term capital, including working capital;

* inability to adjust our expense structure sufficiently to create positive cash flows;

* reduced advertising expenditures which may have an adverse effect on our ability to increase revenue and retain customers in the long-term;

* inability to obtain product in a timely manner due to vendor credit restrictions;

* inability to successfully negotiate reasonable extended payment terms with our vendors;

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

*  changes in economic conditions due to war or terrorism;

* changes in our merchandise product mix or changes in our customer response to advertising offers;

* changes due to the Company's exploration of strategic alternatives or a change of control;

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General: Operations

We increased circulation volumes beginning the fourth quarter of 2001 and into the third quarter of 2002 to reactivate customers that had not purchased from us in the recent past. This helped increase our customer database size and caused revenues and advertising expense to increase through the third quarter. We decreased circulation volumes during the fourth quarter to decrease our advertising expense, which also caused revenues to decrease for the fourth quarter and for 2002 overall compared to the same periods in 2001. Profitability remained depressed through the third quarter as a result of increased advertising expense as a percentage of sales, and the fixed overhead of our facilities. Although revenues decreased in the fourth quarter, net income increased compared to the fourth quarter of 2001, mainly due to decreased advertising expense in the fourth quarter of 2002. However, increased expenses during the first three quarters of 2002 caused us to post a greater loss in 2002 compared to 2001.

Below is a table of key operating statistics as a percentage of sales.

                                          2002      2001      2000
                                        ________  ________  ________

<F1>

Net sales                                 100.00%   100.00%   100.00%

Operating costs and expenses
 Cost of product and delivery              62.26%    57.07%    62.81%
 Advertising                               38.17%    36.98%    29.18%
 General and administrative                13.26%    10.10%     9.99%
 Restructuring costs                           -         -      0.75%

Total operating costs and expenses        113.69%   104.15%   102.73%

Operating loss from continuing
 operations                               -13.69%    -4.15%    -2.73%

Other income (expense) net                  0.07%    -1.44%     2.82%

Income (loss) from continuing
 operations before income taxes           -13.62%    -5.59%     0.09%

Benefit for income taxes                    0.32%        -         -

Income (loss) from continuing
 operations                               -13.30%    -5.59%     0.09%

Discontinued operations, net of taxes
 Operating loss                                -         -     -4.24%
 Loss on disposal                              -         -     -0.78%

Total loss from discontinued
 operations                                    -         -     -5.02%

Net loss                                  -13.30%    -5.59%    -4.93%


General: Strategies

In 2002, our Board of Directors formed a Special Committee to review the Company's long-term prospects and explore strategic alternatives and hired an investment bank to serve as the Company's financial advisor. Please see "Exploration of Strategic Alternatives" below for a more complete discussion of this topic.

Results of operations for fiscal 2002, compared to fiscal 2001

Net Sales

Net sales decreased to $51.7 million in 2002 compared to $55.8 million in 2001. During the first nine months of 2002, we experienced a year over year sales increase of approximately 10% as a result of increased circulation volumes as compared to 2001. In the fourth quarter, we decreased circulation volumes compared to the same period of 2001. This resulted in fourth quarter sales in 2002 decreasing by 32% compared to the same period of 2001.

Sales of personalized paper products decreased to 50% of total catalog sales in 2002 compared to 54% in 2001. This was primarily due to an increase in the number of hard good items advertised in the Colorful Images(R) catalog.

Cost of Product and Delivery and Gross Margin

Cost of product and delivery increased approximately 1% to $32.2 million in 2002 from $31.8 million in 2001. As a percentage of sales, cost of product and delivery was 62% of net sales in 2002, compared to 57% in 2001. This increase was primarily a result of an increased percentage of our 2002 sales derived from hard good products as opposed to paper products. Hard goods generally carry a higher product cost than paper products.

Gross margin decreased to 38% for 2002 compared to 43% 2001.

Advertising Expense

Advertising expense decreased by approximately 5% to $19.7 million in 2002 from $20.6 million in 2001. As a percentage of sales, advertising expense increased to 38% in 2002 compared to 37% in 2001. This increase was primarily due to increased circulation of catalogs during the first seven months of 2002.

General and Administrative Expense

General and administrative expense increased by approximately 22% to $6.9 million in 2002 from $5.6 million in 2001. As a percentage of sales, general and administrative expense increased to 13% for 2002 compared to 10% for 2001. This was mainly due to an increase in headcount during the first six months of 2002 and a decrease in net sales compared to 2001. Additionally, during the fourth quarter of 2002, we determined that the carrying amount of the Music Stand trademark was impaired, and we wrote the value down by $417,000.

Operating Loss from Continuing Operations

For the year ended 2002, our loss from operations was approximately $7.1 million compared to a loss of approximately $2.3 million in 2001. As a percentage of sales, our loss from operations increased to approximately 14% in 2002 compared to 4% in 2001. This was due to a decrease in net sales, and increased cost of product, advertising expense, and general and administrative expense as discussed above.

Other Income (Expense), net

Other income (expense) increased to $38,000 of income in 2002 compared to $803,000 of expense in 2001. Other income in 2002 consisted mainly of a gain on the sale of land in November 2002 of $789,000, offset by interest expense on the related party notes (see "Liquidity and Capital Resources") of approximately $770,000. Other expense in 2001 consisted primarily of interest expense of $1.3 million, offset by dividend and interest income of $311,000.

Income Taxes

We recognized an income tax benefit of $168,000 in 2002 related to losses incurred in 2001 that were carried back and offset against 1996 taxable income. We did not recognize a tax benefit or expense in 2001.

Results of operations for fiscal 2001, compared to fiscal 2000

Net Sales

Net sales increased modestly to $55.8 million in 2001 compared to $55.5 million in 2000. During the first three quarters of 2001, we experienced a year over year sales decline as a result of lower circulation volumes and reduced prospecting as compared to 2000. Sales declined 5%, 13% and 1% in the first quarter, second quarter, and third quarter, respectively. In the fourth quarter, we increased circulation of catalogs over the prior year period. This resulted in fourth quarter sales in 2001 increasing 13% to $22.7 million.

Sales of personalized paper products increased to 54% of total catalog sales in 2001 versus 47% in 2000. The primary driver of this increase was a 24% increase in catalog circulation for the Colorful Images(R) catalog, which derived the majority of its sales from paper products.

Cost of Product and Delivery and Gross Margin

As a percentage of net sales, cost of product and delivery decreased to 57% in 2001, compared to 63% in 2000. This improvement was a result of a paper products price increase that we put in place in mid-2001 and a higher percentage of revenues derived from the sale of personalized paper products. Personalized paper products carry a significantly higher gross margin than do other product categories.

Gross margin improved to 43% for 2001 compared to 37% for 2000.

Advertising Expense

Advertising expense increased approximately 27% to $20.6 million in 2001 compared to $16.2 million in 2000. As a percentage of net sales, advertising expense was 37% for 2001 compared to 29% for 2000. This increase was almost entirely driven by increased circulation of catalogs during the second half 2001.

General and Administrative Expense

General and administrative expense increased by 2% in 2001 compared to 2000. As a percentage of sales, general and administrative expense remained flat at 10% in 2001 compared to 2000.

Operating Loss from Continuing Operations

For the year ended 2001, our loss from operations was approximately $2.3 million compared to a loss of approximately
$1.5 million in 2000.

Other Income (Expense), net

Other income (expense) in 2001 decreased to $803,000 of expense compared to other income of approximately $1.6 million in 2000. Other expense in 2001 consisted primarily of interest expense of approximately $1.3 million offset by interest and dividend income of approximately $311,000. Other income in 2000 consisted primarily of gains on the sale of assets and interest income, offset by interest expense.

Income Taxes

We recognized no income tax benefit or expense in 2001 or 2000.

Business Segments

During 2002, we operated entirely as one operating segment consisting of the catalog operations and the corresponding websites.

Through the third quarter of 2000, we managed and reported our operations in three business segments - the Concepts Direct segment ("Concepts Direct"), the iConcepts segment, and the BOTWEB segment. Concepts Direct contained the catalog brands including the associated websites. Its focus was on obtaining profitable results for the catalog brands and the associated Internet sites. iConcepts was established to provide technology support to Concepts Direct, BOTWEB and, at an appropriate time, third parties. BOTWEB was to operate an Internet portal, BOTWEB.com, with a plan to focus on developing superior portal features and services and building significant traffic to the site.

As discussed below in "Discontinued Operations," we undertook a series of actions in the third quarter of 2000 to substantially curtail the operations of iConcepts and discontinue BOTWEB, Inc.

Discontinued Operations

During the first half of 2000, we engaged in significant development efforts, with attendant significant costs, related to various Internet initiatives. Additional employees, equipment and services were added to promote these new business initiatives. The costs associated with these efforts contributed substantially to the losses in 2000. In early 2000, we moved certain of our Internet assets and activities to two subsidiary corporations, iConcepts, Inc. ("iConcepts") and BOTWEB, Inc. ("BOTWEB") to provide the best opportunity for investors to understand our Internet strategy and benefit from assets that were created to support our Internet initiatives. During the third quarter of 2000, as a result of greater than anticipated losses and lack of available third party capital to support continued expansion of the two Internet companies, we discontinued BOTWEB and significantly scaled back iConcepts. At December 31, 2000, all the remaining operations and assets of iConcepts were part of the Concepts Direct business segment. While this structure was in place, we provided business segment financial information for each of the three segments of the business.



LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at December 31, 2002 were $1.2 million compared to $1.7 million at December 31, 2001.

In 2002, we used approximately $3.8 million of cash in continuing operations. This was mainly caused by a net loss of $6.9 million largely due to increased catalog circulation volumes and a decrease in accounts payable of $946,000, offset by depreciation and amortization expense of $1.2 million, and a decrease in deferred advertising costs of $3.0 million.

We generated $469,000 of cash from investing activities in 2002. In November of 2002, we generated $1.1 million from the sale of undeveloped land adjacent to our headquarters facility. This was offset by capital expenditures related to equipment purchases and capitalization of development of software applications.

We generated approximately $2.9 million of cash from financing activities in 2002. This was due to the $4.0 million financing that we closed on during the second quarter (see "Related Party Transactions" below), offset by $1.0 million in debt principal payments, and a purchase of $101,000 of treasury stock during the fourth quarter for $0.43 per share.

In 2001, we used approximately $2.2 million of cash in continuing operations. In an attempt to improve initial fill rates in the early part of 2002 and fulfill back orders, inventories increased $1.1 million in 2001. Deferred advertising costs increased $1.3 million as a result of the increased mail volumes in 2002.

We generated $1.9 million of cash from investing activities in 2001. During the fourth quarter, we generated $825,000 from the sale of our 25% retained interest in a real estate partnership. An additional $810,000 of cash was generated as a result of the payoff of a note receivable on the sale of real estate. In connection with the real estate transactions, we were successful in releasing $500,000 of cash that had previously been restricted as collateral. We expended $263,000 on capital expenditures, primarily to upgrade our information systems and capitalizing previously developed software applications.

During 2001, we purchased treasury stock in the amount of $227,000 for an average price of $2.42 per share.

During the fourth quarter of 2001 and first seven months of 2002, we increased sales and our active customer base. However, during this time period, sales did not increase to the levels that we projected and our costs rose faster than anticipated. Historically, we have had negative net changes in cash in at least the first two or three quarters of each year and the amount of negative net changes in cash (excluding our financing activities) in the first three quarters of 2002 accelerated.

Beginning July 2, 2002, we instituted significant cost reductions by reducing headcount, compensation, circulation volumes, and our secured indebtedness. Since that date headcount has decreased by 111 permanent full-time employees, and 44 employees have taken reductions in compensation ranging from 2.5% to 50%. In addition, we have reduced catalog circulation volumes. For example, during the fourth quarter of 2002, we reduced catalog circulation volumes by 65% compared to the fourth quarter of 2001. In 2002, as a result of reduced circulation volumes, we decreased our sales projections for the fourth quarter of 2002 and all of 2003. Also, during the fourth quarter we reduced our secured indebtedness by selling the remaining piece of undeveloped land for $1,050,000 (see "Related Party Transactions" below). We are continuing to attempt to further reduce our operating costs.

During the third quarter of 2002, we also made three arrangements to extend payments to certain key vendors, and negotiated a higher credit limit from a fourth vendor. The average time that vendor invoices were outstanding increased during the third quarter and early part of the fourth quarter of 2002 as we managed all of our payments of vendor invoices. During the fourth quarter, the average time that vendor invoices were outstanding improved significantly. During the fourth quarter of 2002 and first quarter of 2003, we have made all required payments under the extensions that we received in the third quarter of 2002 including completing payment under one arrangement and anticipate being able to complete payments under the other arrangements in accordance with their terms during the second quarter of 2003.

In addition to the cost reductions that we implemented in the third quarter of 2002, our cash position has improved due to above-projected sales beginning in the fourth quarter of 2002. Management believes that these above-projected sales during the fourth quarter of 2002 may have been a result of the efforts by management to improve the merchandise mix and presentation in our catalogs and reactivation of customers that began in the fourth quarter of 2001. If we continue to meet or exceed our sales projection for 2003, this may be an indication that a significant turnaround in the business is underway.

Due to the seasonal nature of our business, management expects that our cash position will decrease beginning in the second quarter of 2003. At such time, management expects that we will need to begin actively managing our vendor invoices and the average time outstanding for vendor invoices will increase during the second quarter of 2003. In anticipation of this, in March 2003, certain of our largest vendors have informally agreed to allow us to extend payments to them during the second and third quarters of 2003, and other certain vendors have formally agreed to such extensions.

If we continue to keep our costs down, successfully manage our vendor invoices, and continue to meet or exceed our projected sales volumes, management anticipates that we will be able to resume normal payment terms with all vendors during the latter part of the third quarter or early in the fourth quarter of 2003. At which point, management expects to generate enough cash to fund operations for the remainder of 2003 and into 2004. Our business is seasonal, and it is not unusual for us to increase our cash reserves during the fourth quarter of each year. Management believes that our financial results and cash position in 2003 will improve significantly compared to 2002. However, there can be no assurances that we will be able to meet our internal forecast, successfully manage our vendor invoices in 2003, or that the opinion issued in the report by the auditors under Item 8 will not adversely affect our relationships with vendors. All of our working capital is generated from operations. We do not have a revolving credit facility. In the short term, we also may not be able to secure additional financing of the business if it becomes necessary.


RELATED PARTY TRANSACTIONS

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Capital Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the "Wilands"). The Financing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. A portion of the Financing was ascribed to the value of the warrants, with the remaining amount recorded as notes payable. We are accreting the notes payable up to their full face amount over the term of the Notes. The Notes are secured by undeveloped land that we owned and by assets of the Colorful Images brand pursuant to a security agreement (the "Security Agreement").

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

On November 12, 2002, we sold the remaining undeveloped land for $1,050,000 and used the funds to reduce the balance of the Notes. The original maturity date for the Notes was May 1, 2007. However, due to the additional principal payment on November 12, 2002, the Notes are scheduled to be paid in full on December 1, 2005.

Based on securities filings made by the Wilands and St. Cloud, we understand that the Wilands and St. Cloud have entered into a letter agreement regarding the Note held by St. Cloud, whereby, subject to certain conditions, the Wilands or an investor group formed by the Wilands will purchase the Note held by St. Cloud in its entirety for the remaining principal balance plus accrued interest.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We lease our corporate headquarters and fulfillment center, a warehouse, and various types of equipment under operating lease agreements expiring through 2020. We occupy our corporate headquarters and fulfillment center under the terms of a twenty-year lease, which had an initial monthly rental of $103,000 per month and escalates 3% per year. The lease was entered into as a result of a sale-leaseback transaction (see "Impact of Sale of Investment in Limited Partnership" below), and presently the lease rate is significantly above the market for comparable facilities in Longmont, Colorado. Our performance under the lease is secured by a security deposit of $1.0 million. The lease also provides that, in addition to base rent, we are responsible for reimbursement of property taxes and other costs.

In connection with the $4.0 million financing with Phillip A. and Linda S. Wiland and St. Cloud Capital Partners, we entered into two loan commitments in the first and second quarters of 2002.

The Financing includes various affirmative covenants under which we have agreed we will, among other things:

   *  deliver financial statements and other information to St.
      Cloud and the Wilands;

   * permit representatives of St. Cloud and the Wilands to have reasonable access to our property and records;

   * maintain and preserve our existence and good standing in our jurisdiction of organization and our qualification to do business in all other jurisdictions where qualification is necessary;

   *  maintain reasonable insurance;

   *  pay all taxes and other governmental charges;

   *  comply in all material respects with all applicable laws;

   * prepay the Notes upon the sale or other disposition of any real property or related facilities that we own; and

   *  keep our property in good working order and condition. The

Financing includes various negative covenants under which we have agreed we will not, among other things:

   * pay dividends or make other distributions to our shareholders;

   * incur, create, assume or permit to exist any additional indebtedness, subject to a few exceptions;

   *  merge or sell substantially all of our assets;

   *  liquidate, dissolve or reorganize;

   * sell, lease or otherwise dispose of more than 5% of our assets in a twelve month period;

   * create or permit any lien on any of our assets to exist, excluding customary permitted liens; and

   *  make a loan or advance in excess of $50,000.

The terms of the Notes provide that Events of Default include, among other things:

   *  failure to make a payment on the Notes for a period of ten
      (10) days from when such payment is due;

   * the default or failure to observe or perform any agreement or covenant under the terms of the Financing that is not remedied within 30 days after we become aware of such default;

   * cross-default on certain of our other indebtedness, including the lease of our headquarters and fulfillment center detailed above, which indebtedness is not cured in thirty days;

   * a judgment creditor obtaining possession of any collateral securing the Notes;

   * failure to cure within ten (10) days any impairment on the noteholders' lien on such collateral; and

   * the filing of voluntary or involuntary bankruptcy against us that is not dismissed within thirty (30) days.

Upon an Event of Default, all principal and interest on the Notes shall immediately become due and payable. As of December 31, 2002, we were in compliance in all material respects with all covenants under the loan commitments.

In 2003, the Company, the Wilands and St. Cloud have entered into two amendments to the Investors' Rights Agreement, and the Wilands and St. Cloud have also provided written waivers whereby the parties have agreed to extend the deadline for the registration of the shares of common stock issued upon the exercise of the warrants discussed above. The waivers extended the deadline to May 15, 2003.

Our commitments under all contractual obligations as of December
31, 2002 are as follows (in $000's):

                                Payments due by period

Contractual Obligations     Total   Less than 1 year   1 - 3 years   4 - 5 years   After 5 years
_______________________   ________  ________________   ___________   ___________   _____________

<F1>
Long-term debt(1)         $  2,900     $1,020          $1,880              -              -
Capital lease obligations      168         72              96              -              -
Equipment under Operating
  leases                     1,033        358             494            181              -
Building leases             30,828      1,462           2,869          2,933         23,564
                          ________  ________________   ___________   ___________   _____________
Total contractual
  cash obligations         $34,929     $2,912          $5,339         $3,114        $23,564

(1)The long-term debt commitments consist of the remaining obligations from the $4.0 million financing discussed above.

EXPLORATION OF STRATEGIC ALTERNATIVES

As previously announced, the Board of Directors formed a Special Committee consisting of Kenneth M. Gassman, Jr. and Virginia B. Bayless to review the Company's long-term prospects and explore strategic alternatives. The Company also retained the investment banking firm of Gruppo, Levey & Co. to assist the Special Committee in its duties. On December 19, 2002, the Special Committee received a non-binding letter of intent from Phillip A. Wiland, the Company's Chairman, President and Chief Executive Officer, and his wife, Linda S. Wiland for the acquisition of the shares of the Company's common stock not owned by them for $0.68 per share. On December 23, 2002, the Company announced that it would soon be formally soliciting bids for the Company and the Wilands had been invited to participate in the bidding process.

After seeking bids for the sale of the Company in January and early February, the Special Committee received two non-binding indications of interest from parties other than the Wilands at nominal prices higher than that received from the Wilands. However, both of these proposals were subject to significant conditions which cast significant doubt over both parties' ability to close a transaction and, as a result, made them less competitive than the Wilands' proposal. Consequently, the Special Committee began negotiations with the Wilands. In that process, the Wilands refined their offer to $0.54 per share net of special costs that the Company would incur as a result of the transaction such as investment banking, legal, and other fees. The Wilands and the Special Committee were unable to reach an agreement by the expiration time specified in the Wilands' letter of intent and the Wilands allowed their non-binding offer to expire.

Based on filings of amendments to Schedule 13D, the Company has been informed that on February 24, 2003 the Wilands entered into a letter agreement with Laifer Capital Management, Hilltop Partners, Lance Laifer, St. Cloud Capital Partners, LP, and Marshall S. Geller, a director of the Company, whereby the Wilands agreed, subject to certain conditions, to (or to cause their investor group to) (i) purchase from St. Cloud Capital Partners the note due to them from the Company; (ii) purchase the 272,369 shares owned by St. Cloud Capital Partners for $0.54 per share; (iii) purchase the 25,000 shares owned by Mr. Geller for $0.54 per share; and (iv) purchase the 942,937 shares owned by Hilltop Partners, Laifer Capital Management, and Mr. Laifer for $0.54 per share. If this transaction occurs, the Wilands (or their investor group, if one is formed) will own all of the Company's secured debt and approximately 3,339,725 shares of the Company's common stock or approximately 64% of the outstanding shares. In the letter agreement, the Wilands state that they "may take other actions subsequent to closing of the transactions contemplated in this letter, and that such actions may include, but are not limited to, loaning the company money, restructuring notes due [them] to reduce company debt service, raising additional working capital and/or making a tender offer to other shareholders." Further in the Wilands' Schedule 13D-Amendment filed with the Securities and Exchange Commission on February 26, 2002, the Wilands state they may acquire shares of the Company's common stock "in open market or privately negotiated purchases from time to time." Based on the foregoing, the Special Committee is presently reviewing the Company's long-term prospects and strategic alternatives.

IMPACT OF SALE OF INVESTMENT IN LIMITED PARTNERSHIP

In November 2000, we refinanced our corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (SFAS No. 98), the lease was recorded as a financing transaction due to our continuing involvement in the Limited Partnership. We effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. We accounted for our investment in the Limited Partnership under the equity method.

In December 2001, we sold our investment in the Limited Partnership for $825,000 and recognized a net gain on the sale of
$117,500 which was recorded as other income.   The sale of the
investment effectively removed our continuing involvement in the Limited Partnership. In accordance with SFAS No. 98 and SFAS No. 66 "Accounting for Sales of Real Estate," we now account for the transaction under sales-leaseback accounting which resulted in the related property and debt being eliminated and the recognition of a deferred gain in the amount of $3,755,000. We now account for the lease as an operating lease and the deferred gain is being recognized ratably over the remainder of the lease term.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our consolidated financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We have identified the following accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.

Deferred advertising costs are a significant asset of ours. These costs primarily relate to paper, printing, and distribution of catalog materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred.

Inventories of products, net of valuation allowances, are stated at the lower of cost (first-in, first-out method) or market. The valuation allowance on products is determined by the age of the product in inventory and our estimation of demand for the product, based on historical trends.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. We adopted SFAS No. 141 beginning January 1, 2002. There was no impact as a result of the adoption.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 beginning January 1, 2002. There was no impact as a result of the adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We adopted SFAS No. 144 beginning January 1, 2002. We periodically review the carrying amounts of our long-lived assets to determine whether events or circumstances require adjustments to the carrying amounts. In such reviews, estimated undiscounted future cash flows associated with long-lived assets or operations are compared with their carrying value to determine if a write-down is required.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. We will adopt SFAS No. 145 in 2003. We believe the adoption of SFAS No. 145 will not materially impact our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt SFAS No. 148 in 2003. We believe the adoption of SFAS No. 148 will not materially impact our consolidated financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk

We spend significant amounts on paper used both in the production of our catalogs and in paper products that we advertise. Increases in paper prices could adversely affect our earnings.

Item 8.    Financial Statements and Supplementary Data

The following financial statements of Concepts Direct, Inc. are
set forth below:                                       Page #

   Report of Independent Auditors on the financial
   statements and schedule Of Concepts Direct, Inc.        34

   Consolidated Balance Sheets as of December 31,
   2002 and 2001                                           35

   Consolidated Statements of Operations for the
   years ended December 31, 2002, 2001, and 2000           36

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2002, 2001, and 2000   37

   Consolidated Statements of Cash Flows for the years
   ended December 31, 2002, 2001, and 2000                 38

   Notes to Consolidated Financial Statements
   - December 31, 2002                                     39



                   Report of Independent Auditors

Stockholders and Board of Directors
Concepts Direct, Inc.

We have audited the accompanying consolidated balance sheets of Concepts Direct, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concepts Direct, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Concepts Direct, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                    /s/ ERNST & YOUNG LLP

Denver, Colorado
February 21, 2003




                        CONCEPTS DIRECT, INC.
                     CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except per share data)
                                                          December 31,
                                                     ______________________
                                                        2002         2001
                                                     __________   _________

<F1>
ASSETS
Current assets:
   Cash and cash equivalents                          $  1,235     $  1,656
   Accounts receivable, less allowances                    457          241
   Deferred advertising costs                            2,036        5,032
   Inventories, less allowances                          5,325        5,736
   Prepaid expenses and other                              518          447

      Total current assets                               9,571       13,112
                                                      _________   _________
Property and equipment, net                                988        1,352

Capitalized software costs, net                          1,181        1,564

Trademark and other intangibles, net                       493        1,016

Other assets                                             1,298        1,355
                                                      _________   _________
      Total assets                                    $ 13,531     $ 18,399
                                                      _________   _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued expenses        $  4,468     $  5,414
   Current maturities of notes payable to
      related parties                                      509            -
   Current maturities of capital leases payable             59            -
   Accrued interest payable                                 28            -
   Accrued employee compensation                           525          612
   Deferred gain                                           199          199
   Customer liabilities                                    540          799
                                                      _________    ________
      Total current liabilities                          6,328        7,024

Notes payable to related parties                         1,434            -
Capital leases payable                                      89            -
Deferred gain                                            3,349        3,548
Deferred rent                                              424           17
                                                      _________    ________
      Total liabilities                                 11,624       10,589

Stockholders' equity:
   Common stock, $.10 par value, 7,500,000
      shares authorized, 5,567,976 and 5,017,238
      shares issued on December 31, 2002  and
      December 31, 2001, respectively.                     557          502
   Additional paid-in capital                           15,411       14,396
   Accumulated deficit                                 (13,733)      (6,861)
   Treasury stock at cost, 330,550 shares and
      93,700 shares at December 31, 2002 and
      December 31, 2001, respectively                     (328)        (227)
                                                      _________    ________
      Total stockholders' equity                         1,907        7,810
                                                      _________    ________
      Total liabilities and stockholders' equity      $ 13,531     $ 18,399

See notes to financial statements.


                        CONCEPTS DIRECT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share data)
                                                    Year Ended December 31,
                                                2002          2001         2000
                                            ___________   ___________  ___________

<F1>
Net sales                                   $   51,685    $   55,757   $   55,453

Cost of product and delivery                    32,184        31,823       34,829
                                            ___________   ___________  ___________
Gross profit                                    19,501        23,934       20,624

Operating expenses:
   Advertising                                  19,726        20,620       16,183
   General and administrative                    6,853         5,630        5,539
   Restructuring costs                               -             -          417
                                            ___________   ___________  ___________
      Total operating expenses                  26,579        26,250       22,139

Operating loss from continuing operations       (7,078)       (2,316)      (1,515)

Other income (expense), net                         38          (803)       1,567
                                            ___________   ___________  ___________
Income (loss) from continuing operations
   before income taxes                          (7,040)       (3,119)          52

Benefit for income taxes                           168             -            -
                                            ___________   ___________  ___________
Income (loss) from continuing operations        (6,872)       (3,119)          52

Discontinued operations, net of taxes:
   Operating loss                                    -             -       (2,353)
   Loss on disposal                                  -             -         (433)
                                            ___________   ___________  ___________
Total loss from discontinued operations              -             -       (2,786)
                                            ___________   ___________  ___________
Net loss                                    $   (6,872)   $   (3,119)  $   (2,734)

Net loss per share, basic and diluted
   Continuing operations                    $    (1.34)   $    (0.63)  $     0.01
   Discontinued operations                           -             -        (0.56)
                                            ___________   ___________  ___________
                                            $    (1.34)   $    (0.63)  $    (0.55)

Weighted average number of common shares
   used in computing basic and diluted
   loss per share                            5,130,000     4,983,169    5,002,586

See notes to financial statements.




                        CONCEPTS DIRECT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Dollars in thousands)
                                                    Additional     Retained                     Total
                                   Common Stock       Paid-In      Earnings     Treasury    Stockholders'
                                 Shares    Amount     Capital     (Deficit)       Stock        Equity
                                _________  _______  __________    _________     ________    _____________

<F1>
Balance at December 31, 1999    4,985,618   $ 499     $ 14,398     $ (1,008)      $    -       $ 13,889

   Net loss                             -       -            -       (2,734)           -         (2,734)
   Exercise of stock options       29,830       3           (2)           -            -              1
                                _________  _______  ___________   __________    ________    _____________
Balance at December 31, 2000    5,015,448     502       14,396       (3,742)           -         11,156

   Net loss                             -       -            -       (3,119)           -         (3,119)
   Purchase of treasury stock           -       -            -            -         (227)          (227)
   Exercise of stock options        1,790       -            -            -            -              -
                                _________  _______  ___________   __________    _________   _____________
Balance at December 31, 2001    5,017,238     502       14,396       (6,861)        (227)         7,810

   Net loss                             -       -            -       (6,872)           -         (6,872)
   Purchase of treasury stock           -       -            -            -         (101)          (101)
   Exercise of warrants           544,738      54        1,012            -            -          1,066
   Exercise of stock options        6,000       1            3            -            -              4
                                _________  _______  ___________   __________    _________   _____________
Balance at December 31, 2002    5,567,976   $ 557     $ 15,411     $(13,733)      $ (328)      $  1,907

See notes to financial statements.




                        CONCEPTS DIRECT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)
                                                          Year Ended December 31,
                                                       2002        2001        2000
                                                      _________   ________    _______

<F1>
OPERATING ACTIVITIES
   Income (loss) from continuing operations            $(6,872)    $(3,119)    $    52
   Adjustments to reconcile income (loss) from
        continuing operations to net cash used
        in continuing operating activities:
      Decrease in allowance for bad debt                    (4)         (7)        (48)
      Increase (decrease) for losses in
        inventory values                                   (56)        157        (114)
      Depreciation                                         612       1,043       1,803
      Amortization                                         597         575         504
      Impairment write-down of intangible asset            417           -           -
      Deferred gain amortization                          (199)         (8)          -
      Gain on disposals of property and equipment         (641)          -      (2,398)
      Loss (gain) on disposal of certain assets              -        (123)         53
      Interest financed as debt                              -         233           -
      Changes in operating assets and liabilities:
         Accounts receivable                              (212)        170         285
         Deferred advertising costs                      2,996      (1,285)     (1,632)
         Inventories                                       467      (1,052)        494
         Prepaid expenses and other                        (14)       (141)        167
         Trade accounts payable and accrued expenses      (946)        933       1,063
         Accrued employee compensation                     (87)         75         (46)
         Customer liabilities                             (259)        286        (266)
         Accrued interest expense                           28           -           -
         Deferred rent                                     407          17           -
                                                      _________   _________   _________
   Net cash used in continuing operating activities     (3,766)     (2,246)        (83)

INVESTING ACTIVITIES
   Cash restricted as collateral                             -           -        (500)
   Release of cash restricted as collateral                  -         500           -
   Capital expenditures                                   (581)       (263)     (1,300)
   Sales of property, equipment and investments          1,050           -       3,162
   Sales of other assets                                     -           -          75
   Investment in real estate limited partnership             -           -        (625)
   Sale of investment in real estate limited partnership     -         825           -
   Issuance of security deposit to real estate
      limited partnership                                    -           -      (1,010)
   Payoff of note receivable on sale of land                 -         810           -
   Other investing activities                                -           3          47
                                                      _________   _________   _________
   Net cash provided by (used in) continuing
      investing activities                                 469       1,875        (151)

FINANCING ACTIVITIES
   Advances on revolving line of credit                      -           -       4,750
   Repayments on revolving line of credit                    -           -      (4,750)
   Principal payment on debt and capital lease
      obligations                                       (1,027)        (35)    (10,196)
   Issuance of debt and capital lease obligations        2,933           -      13,749
   Exercise of warrants associated with related
      party debt obligations                             1,067           -           -
   Exercise of stock options                                 4           -           1
   Purchase of treasury stock                             (101)       (227)          -
                                                      _________   _________   _________
   Net cash provided by (used in) continuing
      financing activities                               2,876        (262)      3,554
                                                      _________   _________   _________
   Increase (decrease) in cash and cash equivalents
      from continuing operations                          (421)       (633)      3,320

   Net cash used in discontinued operations                  -           -      (2,262)
                                                      _________   _________   _________
   Increase (decrease) in cash and cash equivalents       (421)       (633)      1,058

Cash and cash equivalents at beginning of year           1,656       2,289       1,231
                                                      _________   _________   _________
Cash and cash equivalents at end of year               $ 1,235     $ 1,656     $ 2,289

See notes to financial statements.


NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Organization and Summary of Significant Accounting Policies

Description of Business: We are a direct retailing company focused on marketing products directly to individual consumers.
We sell "personalized paper products and a diverse line of merchandise, including home decorative items, gift items, collectibles, and casual apparel" under various catalog titles and Internet sites associated with the catalog titles.

Concepts Direct, Inc. and its consolidated subsidiaries includes the iConcepts hosting equipment and software and related operations and the BOTWEB.com Internet portal and related operations. As described in Notes 3 and 4, the operations of iConcepts have been absorbed into the parent company, Concepts Direct, Inc., and the operations of BOTWEB are classified as a discontinued operation. All balances have been eliminated.

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

Geographic Information: We derive substantially all of our revenues from customers in the United States and no individual customer accounted for 10% or more of revenues for any of the periods presented. In June 2001, we began receiving orders from customers outside of the United States. Export sales were $450,000 and $151,000 during the years ended December 31, 2002 and 2001, respectively. All identifiable assets are located in the United States.

Cash Equivalents: We consider all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

Restricted Cash: The restricted cash balance of $500,000 as of December 31, 2000 represents cash used to secure a $500,000 line of credit with a financial institution. During 2001, we terminated the line of credit and the restriction on cash was removed.

Accounts Receivable, less allowances: These receivables relate primarily to the list rental of customer names less allowances for bad debt. List rental allowance for bad debt as of December
31, 2002 and 2001 was $7,000 and $11,000 respectively.

Deferred Advertising Costs: These costs primarily relate to printing and distribution of advertising materials. Such costs are deferred for financial reporting purposes until the advertising materials are distributed, then amortized over succeeding periods (not to exceed twelve months) on the basis of estimated sales. Amortization is accelerated in the earlier months of the amortization period. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs were $19.7 million, $20.6 million, and 17.4 million in 2002, 2001, and 2000, respectively.

Reclassifications: Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

Impairment of Long-Lived Assets: We periodically review the carrying amounts of our long-lived assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. If an impairment is deemed necessary, the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from the estimates. At December 31, 2002, we reviewed the carrying amount of the Music Stand trademark and determined that a $417,000 impairment adjustment was necessary.

Property and Equipment:   Property and equipment are recorded at
cost and depreciated on a straight-line basis over the estimated
useful lives.   Repairs and maintenance are charged to operations
as incurred.

Inventories: Inventories of products, net of valuation allowances of $1.0 million and $1.1 million at December 31, 2002 and 2001 respectively, are stated at the lower of cost (first-in, first-out method) or market.

Capitalized Software Costs: Costs of internally developed software applications, which are for internal use, are capitalized and amortized over five years. Amortization of capitalized software costs were $491,000, $461,000, and $391,000 in 2002,
2001, and 2000, respectively.

Trademark and other intangibles: Trademarks and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis. At December 31, 2002, we reviewed the carrying amount of the Music Stand trademark, and determined that an impairment adjustment was necessary. We wrote the value down by $417,000 and shortened the remaining life from approximately 16 years to eight years. Accumulated amortization on intangibles was $408,000 and $301,000 at December 31, 2002 and 2001 respectively.

Shipping and Handling Revenue: Shipping and handling revenue is included in net sales.

Shipping and Handling Costs: Shipping and handling costs are included in cost of product and delivery.

Warranties: Our sales of products are subject to a satisfaction guarantee. Certain sales of products are also under warranty against defects in material and workmanship for generally up to one year. We accrue for anticipated future warranty costs and product returns with periodic adjustments to reflect actual experience.

Per Share Data:   Earnings/(loss) per share are computed and
reported on a dual presentation basis. Basic earnings/(loss) per share are computed by dividing net income/(loss) by the weighted average number of outstanding shares for the period. Diluted earnings/(loss) per share are computed by dividing net income by the sum of the weighted average number of outstanding shares and share equivalents computed. Our common share equivalents consist of stock options issued to key employees and outside directors. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were 134,752, 144,517, and 127,222 at December 31, 2002, 2001, and 2000, respectively.

Dividend Policy: At the present time, we intend to retain earnings, if any, to provide funds for operations. Thus, we do not expect to pay cash dividends in the foreseeable future.

Barter Transactions: We regularly exchange customer lists with other direct marketers, on a name-for-name basis, with no payment made or received. The value of such transactions is not readily determinable and, therefore, these exchanges are not included in our financial statements.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. We adopted SFAS No. 141 beginning January 1, 2002. There was no impact as a result of the adoption.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 beginning January 1, 2002. There was no impact as a result of the adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of, and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We adopted SFAS No. 144 beginning January 1, 2002. We periodically review the carrying amounts of our long-lived assets to determine whether events or circumstances require adjustements to the carrying amounts. In such reviews, estimated undiscounted future cash flows associated with long-lived assetts or operations are compared with their carrying value to determine if a write-down is required.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. We will adopt SFAS No. 145 in 2003. We believe the adoption of SFAS No. 145 will not materially impact our consolidated financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt SFAS No. 148 in 2003. We believe the adoption of SFAS No. 148 will not materially impact our consolidated financial position, results of operations, or cash flows.

Stock-Based Employee Compensation

SFAS No. 123 "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans, as amended, (see Note 12). As permitted by the standards, we continue to acount for such arrangements under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interprestations.

Our pro forma information, amortizing the fair value of the options over their vesting period is as follows (in $000's):

                                    2002         2001        2000
   Pro forma net loss from
      continuing operations       $(6,988)     $(3,396)    $  (179)
   Pro forma basic and diluted
      loss per share from
      continuing operations       $ (1.36)     $ (0.68)    $ (0.04)

   Pro forma net loss             $(6,988)     $(3,396)    $(2,965)
   Pro forma basic and diluted
      loss per share              $ (1.36)     $ (0.68)    $ (0.59)


NOTE 2.  Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, and do not include any adjustments to reflect the possible effects on the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that may result from the outcome of this uncertainty.

We have incurred operating losses and negative cash flows from operations since 1998. As shown in the accompanying financial statements, during the years ended December 31, 2002, 2001, and 2000, we incurred net losses of $6.9 million, $3.1 million, and $2.7 million, respectively. As of December 31, 2002, we had an accumulated stockholders' deficit of $13.7 million.

Beginning July 2, 2002, we instituted significant cost reductions, and we are continuing to attempt to reduce costs. Beginning in the fourth quarter of 2001, we improved the merchandise mix and presentation in our catalogs, and reactivated certain customers which helped revenues increase above projections beginning in the fourth quarter of 2002. Due to the seasonal nature of our business, we expect our cash position to decrease during the second quarter of 2003, and that we will need to begin managing our vendor payables at that time. In anticipation of this, certain of our largest vendors have agreed to allow us to extend our payments to them during the third and fourth quarters of 2003. Management anticipates that we will be able to resume normal payment terms with all our vendors beginning in the latter part of the third quarter or early in the fourth quarter of 2003.
However, there can be no assurances that we will meet our forecast. All our working capital is generated from operations. We do not have a revolving credit facility, and may not be able to secure additional financing if it becomes necessary.

NOTE 3.  Discontinued Operations

During the third quarter of 2000, we discontinued the operations of the BOTWEB business segment. Specifically, all employees of BOTWEB were terminated, the BOTWEB.com website was shut down, and the related capitalized software costs were fully written off.

During 2000, BOTWEB had net external sales of $64,000. The BOTWEB discontinued operations had net losses of $2.8 million during 2000. BOTWEB, Inc. had no net assets as of December 31, 2000.
During 2001, the BOTWEB legal entity was dissolved and the discontinued operations had neither external sales nor net losses.

NOTE 4.  Restructuring Costs

During the third quarter of 2000, we restructured our business and decided to significantly reduce the on-going activities of the iConcepts business segment. In connection with this restructuring, we determined that certain capitalized software and website development costs associated with the operations of iConcepts were significantly impaired. Accordingly, the carrying value of such assets were fully written off in the third quarter of 2000, with associated restructuring costs totalling $417,000. We also wrote off approximately $668,000 of capitalized software net of $251,000 of accumulated amortization in the third quarter. During the fourth quarter of 2000, the remaining assets and employees of iConcepts were incorporated back in Concepts
Direct, Inc.

NOTE 5.   Other Income (Expense), Net

Other income (expense) consists of:
                                     Year Ended December 31,
                                   2002       2001       2000
                                  ______     _______    ______
Interest income                   $  33      $   181    $   59
Interest expense                   (783)      (1,318)     (884)
Limited Partnership investment
   income                             -          130         -
Gain (loss) on disposal of
   property and equipment           748            -     2,398
Loss on disposal of other assets      -           48       (53)
Other, net                           40          156        47
                                  ____________________________
                                  $  38       $ (803)   $1,567



NOTE 6.   Statements of Cash Flows (in $000,s)

Following is supplemental information to the consolidated statements of cash flows:

                                                          Year Ended December 31,
                                                      2002          2001         2000

<F1>
Non-cash investing and financing activities:
   Building and land, net of accumulated
      depreciation, reduction due to subsequent
      recognition of sale under sale-leaseback
      accounting (see Note 8)                              -          7,388           -
   Deferred gain due to subsequent recognition
      of sale under sale-leaseback accounting
      (see Note 8)                                         -          3,755           -
   Note payable reduction due to subsequent
      recognition of sale under sale-leaseback
      accounting (see Note 8)                              -         11,143           -
   Equipment financed through capital leases             184              -           -
   Note receivable issued pursuant to land sale
      (see Note 8)                                         -              -         880
   Accounts payable refinanced as debt                     -              -       1,088

Cash flow data:
   Cash paid during the year for interest             $  755        $ 1,247      $  884

NOTE 7.   Other Assets(in $000's)

Other assets consit of December 31,
                                               2002           2001
                                             ________       ________
Security deposit                             $ 1,010        $ 1,010
Refundable deposits                              139            100
Lease payments in advance                          -             40
Product development costs (net of
   amortization)                                 149            205
                                             ________       ________
      Total                                  $ 1,298        $ 1,355



NOTE 8.   Property and Equipment (in $000's)

Property and equipment consist of:
                                                                                  Principal
                                                          December 31,            Estimated
                                                      2002          2001         Useful Lives
                                                    _________     _________    ______________

<F1>
Data processing equipment                             $ 2,870       $ 2,490        3-5 years
Computer software and website development               1,324         1,300        3-5 years
Furniture and equipment                                 2,321         2,414        3-5 years
Land held for sale or expansion                             -           256              N/A
                                                     ________      ________
                                                        6,515         6,460
Less accumulated depreciation                          (5,527)       (5,108)
                                                     ________      ________
   Total                                               $  988       $ 1,352

Until 2000, we owned approximately 128 acres of undeveloped land in Longmont, Colorado, (classified as "Land held for sale or expansion" above). In 2000, we sold approximately 100 acres of the land for approximately $3.9 million (net of $111,000 of closing costs.) Of the $3.9 million of net proceeds, $880,000 was received as a note receivable. The note receivable carried an interest rate of 8.0%, with interest only payments due quarterly through December 2003, at which time the unpaid interest and principal payments were due in full. We recognized a gain on the transaction of approximately $2.4 million, which is recorded as other income. In consideration for early payment of the note recivable, we received $810,000 in June 2001 and recognized a loss of $70,000, which is recorded as other expense.

In November 2000, we refinanced our corporate headquarters and fulfillment center in Longmont, Colorado through the sale and subsequent leaseback of the facility to a real estate investment limited partnership (the Limited Partnership) for $11,000,000. In accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (SFAS No. 98) the lease was recorded as a financing transaction due to our continuing involvement in the Limited Partnership. We effectively retained a 25% ownership interest in the building via the purchase of a 25% ownership interest in the Limited Partnership for $625,000. We accounted for our investment in the Limited Partnership under the equity method.

In December 2001, we sold our investment in the Limited Partnership for $825,000 and recognized a net gain on the sale of
$117,500, which is recorded as other income.   The sale of the
investment effectively removed our continuing involvement in the Limited Partnership. In accordance with SFAS No. 98 and SFAS No. 66 "Accounting for Sales of Real Estate", we now account for the transaction under sale-leaseback accounting which resulted in the related property and debt being eliminated and the recognition of a deferred gain in the amount of $3.8 million. We now account for the lease as an operating lease and the deferred gain is being recognized ratably over the remainder of the lease term.

In November 2002, we sold the remaining undeveloped land for $1.1 million. The proceeds were used to reduce our secured debt under the loan commitments (see "Related Party Transactions").


NOTE 9.  Related Party Financing(in $000's)

Debt obligations consist of the following at
December 31:
                                                   2002      2001
                                                ________  _________
Related party debt obligation, principal
   and interest payable monthly through
   2005, with interest at 10%                     $1,943    $    -

Less current maturities                              509         -
                                                ________  _________
Long-term debt obligations                        $1,434    $    -


The carrying amounts of our borrowings approximate their fair market value as all borrowings have interest rates which approximate the current market rates for such borrowings.

On April 26, 2002, we closed on a $4 million financing (the "Financing") with St. Cloud Partners, LP ("St. Cloud") and Phillip A. and Linda S. Wiland (the Wilands"). The Fiinancing entailed two 10% Senior Secured Promissory Notes (the "Notes") in the aggregate principal amount of $4,000,000 and two Common Stock Purchase Warrants, representing the right to acquire in the aggregate 550,000 shares of common stock. A portion of the Financing was ascribed to the value of the warrants, with the remaining amount recorded as notes payable. We are accreting the notes payable up to their full face amount over the terms of the Notes.

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

On November 12, 2002, we sold the remaining undeveloped land for $1,050,000 and used the funds to reduce the balance of the Notes. The original maturity date for the Notes was May 1, 2007. However, due to the additional principal payment on November 12, 2002, the Notes are scheduled to be paid in full on December 1, 2005


NOTE 10.    Leases

We lease our corporate headquarters and fulfillment center, a warehouse, and various types of equipment under operating and capital lease agreements expiring through 2020. Through February 2003, we also leased one retail location. We occupy our corporate headquarters and fulfillment center under the terms of a twenty-year lease which has an initial monthly rental of amount of $103,000 and escalates 3% per year. The lease also provides that, in addition to base rent, we are responsible for the reimbursement of property taxes and other costs.

At December 31, 2002, rental commitments under non-cancelable operating and capital leases, excluding renewal options, with terms in excess of one year were as follows (in $000's):

                                  Operating Leases  Capital Leases

     2003                             $   1,820        $      72
     2004                                 1,746               72
     2005                                 1,617               24
     2006                                 1,614                -
     2007                                 1,500                -
     Thereafter                          23,564                -
                                     __________        _________
     Total minimum lease payments     $  31,861              168
     Less amount representing interest                       (20)
     Present value of future minimum                   _________
        lease payments                                       148
     Less current portion                                     59
     Long-term portion of obligations                  _________
        under capital leases                           $      89

Rent expense under operating leases amounted to $2.1 million, $1.2 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cost and accumulated depreciation of equipment under capital leases as of December 31, 2002 were $184,000 and $36,000, respectively.


NOTE 11.  Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS
No. 109, a deferred tax liability or assets (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The differences between income taxes at the federal statutory tax rate and our effective tax rates are as follows:

                                               Year Ended December 31,
                                             2002        2001        2000

<F1>
Federal tax benefit at statutory rate        $(2,251)    $(1,060)    $  (930)
Valuation allowance                            2,038         922         923
Effect of permanent differences                   22           2           2
Revision of prior year estimates                  23         136           5
_____________________________________________________________________________
                                             $  (168)    $     -     $     -

The income tax expense (benefit) consists of the following:

                          Year Ended December 31,
                    2002               2001               2000
              Current  Deferred  Current  Deferred  Current  Deferred
Federal       $ (168)  $   -     $   -    $   -     $   -    $   -

The components of our deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                     2002           2001

<F1>
Deferred tax liabilities:
   Deferred advertising costs                      $  (609)       $(1,480)
   Property and equipment                             (425)          (543)
                                                   ________       ________
Deferred tax liabilities                            (1,034)        (2,023)

Deferred tax assets:
   Allowance for doubtful accounts                       3              4
   Inventory                                           699            706
   Sale-leaseback                                    1,206          1,274
   Other nondeductible accruals                        295            197
   Net operating loss carryforwards/carrybacks       3,606          2,361
                                                   ________       ________
Deferred tax assets                                  5,809          4,542

Valuation allowance                                 (4,775)        (2,519)
                                                   ________       ________
Net deferred tax assets (liabilities)              $     -        $     -

We recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as we were unable to determine that it is more likely than not that the deferred tax assets will be realized. At December 31, 2002, we had federal and state net operating loss carryforwards for income tax purposes of approximately $10,607,000 which expire through 2021.


NOTE 12.  Stock Option Plans

Under the terms of the Concepts Direct, Inc. 1992 Employee Stock Option Plan (the 1992 Employee Plan), certain key employees have been granted options to purchase shares of our common stock at an option price equal to fair market value on the date of the grant. Options granted under the 1992 Employee Plan have generally been exercisable in annual increments of 25% commencing four years following the date of grant and expire ten years following the date of grant. The 1992 Employee Stock Option Plan also provides for the issuance of incentive stock to key employees. There were 130,000 and 320,000 shares of common stock reserved for issuance under this plan as of December 31, 2002 and 2001, respectively. The Plan expired on December 17, 2002. No further options or incentive stock may be granted under the 1992 Employee Plan.

The Concepts Direct, Inc. 1992 Non-Employee Directors Stock Option Plan allowed for options to be granted to outside directors to purchase shares of our common stock at an option price equal to fair market value on the date of grant. Options granted have been exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of grant. There were 6,000 shares of common stock reserved for issuance under this plan as of December 31 2002 and 2001. The Plan expired on May 1, 1998. No additional options may be granted under this plan.

The Concepts Direct, Inc. 1998 Non-Employee Directors Stock Option Plan allowed for options to be granted to outside directors to purchase shares of our common stock at an option price equal to fair market value on the date of grant. Options granted have been exercisable in annual increments of 33.3% commencing one year following the date of grant and expire five years following the date of grant. There were 52,000 shares of common stock reserved for issuance under this plan as of December 31, 2002 and 2001, respectively. No further options will be issued under the 1998 Non-Employees Directors Stock Option Plan.

The 2001 Incentive Compensation Plan allows for options to be granted to outside directors and key employees to purchase shares of our common stock at an option price not less than the fair market value on the date of grant. Other types of incentive awards are also available for grant, including but not limited to, restricted stock awards, performance grants, and stock appreciation rights. The terms of the individual option grants are determined by the Compensation Committee of the Board of Directors. There were 126,500 and 42,500 shares of common stock granted under this plan as of December 31, 2002 and 2001, respectively. The 2001 Incentive Compensation Plan reserved an aggregate of 150,000 shares of common stock for issuance.

We have elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock options because as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assump tions including the expected stock price volatility. Because our stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                          2002     2001     2000
                                         ______   ______   ______
Risk-free interest rate                   2.5%     4.0%     5.5%
Dividend yield                            0.0%     0.0%     0.0%
Expected volatility                       0.79     0.61     0.81
Expected life of the stock options   3.4 years  4.0 years  5.5 years

The weighted-average fair value of options granted during 2002, 2001, and 2000 was $0.82, $1.39, and $3.68, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in $000's):

                                        2002      2001      2000
                                       ______    ______    ______
Pro forma net loss from continuing
   operations                        $(6,988)  $(3,396)  $  (179)
Pro forma basic and diluted loss
   per share from continuing
   operations                        $ (1.36)  $ (0.68)  $ (0.04)

Pro forma net loss                   $(6,988)  $(3,396)  $(2,965)
Pro forma basic and diluted
   loss per share                    $ (1.36)  $ (0.68)  $ (0.59)




A summary of our stock option activity and related information for the three years ended December 31, 2002, 2001, and 2000 follows:

                                              2002                           2001                           2000
                                               Weighted-Average               Weighted-Average               Weighted-Average
                                     Options    Exercise Price      Options    Exercise Price      Options    Exercise Price
                                    _________________________________________________________________________________________
Outstanding at beginning of year     379,834       $4.97            353,334       $4.94            348,334       $4.94

   Granted                           107,500        1.53             66,500        2.75             50,000        5.08

   Exercised                          (6,000)       0.58             (3,000)       0.63            (32,000)       0.75

   Cancelled                        (186,834)       4.79            (37,000)       9.05            (13,000)       7.41
                                    _________     _______          _________     ______           _________     _______
Outstanding at end of year           294,500       $3.92            379,834       $4.97            353,334       $4.94
                                    _________     _______          _________     ______           _________     _______
Exercisable at end of year           152,752       $3.91            176,584       $3.15            146,756       $3.39

A summary of options outstanding at December 31, 2002 follows:

                                 Weighted-Average
Range of            Number           Remaining        Weighted-Average                         Weighted-Average
Exercise Prices  Outstanding     Contractual Life      Exercise Price    Shares Exercisable     Exercise Price
________________________________________________________________________________________________________________

<F1>
$ .50 -  $1.87      114,000           2.42 Yrs.             $1.29               30,000                $ 0.66
$2.38 -  $4.06      108,500           4.93 Yrs.             $2.78               90,002                $ 2.69
$8.94 - $14.70       72,000           2.78 Yrs.             $9.81               32,750                $10.22
                   _________                                                  _________
                    294,500                                                    152,752

NOTE 13.  Share Repurchase Program

In December 2000, the Board of Directors authorized us to repurchase up to $250,000 of our common stock in the open market or in privately negotiated trasactions in accordance with applicable securities laws. In December 2002, The Board of Directors authorized us to repurchase an additional 236,800 shares of our common stock from a shareholder who approached us with shares to sell. As of December 31, 2002, we had repurchased a total of 330,550 shares of our common stock at a total cost of $328,000.

NOTE 14.   Employee Retirement Savings Plan

Effective May 1985, we adopted the "Concepts Direct, Inc. Retirement Savings Plan" (the Plan"). The Plan is a qualified retirement plan under Section 401(k) of the Internal Revenue Code. Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, for investment in several diversified investment choices, as directed by the employee. We made a matching contribution of 50% of each qualifying employee's contribution on the first 6% of the employee's eligible compensation. Contributions to the Plan were $112,000, $129,000, and $120,000 in 2002, 2001, and 2000, respectively.

NOTE 15.   Quarterly Financial Information (Unaudited)

                                                                           Basic and Diluted
                                                                            Earnings (Loss)
                                    Income                                    per Common       Basic and Diluted
                                 (Loss) from       Loss from       Net        Share from        Earnings (Loss)
                     Net          Continuing      Discontinued    Income      Continuing          per Common
                    Sales         Operations       Operations     (Loss)      Operations            Share
                  ________        _________        __________    __________  _____________       _______________
                                            (Dollars in thousands except per share data)

<F1>
2002
__________
    First         $ 13,933        $ (2,087)        $       -     $  (2,087)   $   (0.42)          $ (0.42)
    Second          11,822          (3,063)                -        (3,063)       (0.62             (0.62)
    Third           10,562          (2,499)                -        (2,499)       (0.48)            (0.48)
    Fourth          15,368             777                 -           777         0.14              0.14

2001:
__________
    First         $ 12,092        $ (1,166)        $       -     $  (1,166)   $   (0.23)          $ (0.23)
    Second           9,762          (1,441)                -        (1,441)       (0.29)            (0.29)
    Third           11,248            (856)                -          (856)       (0.17)            (0.17)
    Fourth          22,655             344                 -           344         0.06              0.06

2000:
__________
    First         $ 12,743        $   (259)        $  (1,496)    $  (1,755)   $   (0.05)          $ (0.35)
    Second          11,179          (1,254)             (596)       (1,850)       (0.25)            (0.37)
    Third           11,391          (2,162)             (676)       (2,838)       (0.43)            (0.57)
    Fourth          20,140           3,727               (18)        3,709         0.74              0.74

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

iConcepts
iConcepts was to operate as a business incubator, conceptualizing and developing new Internet businesses. iConcepts also planned to provide technology support to Concepts Direct, BOTWEB and third parties. Services offered by iConcepts would have included site hosting and development, online order processing and database management. As discussed more fully in note 3, the operations of iConcepts business segment were significantly curtailed in the 3rd quarter of 2000. During the fourth quarter of 2000, the remaining assets and employees of iConcepts, Inc. were incorporated back into Concepts Direct.


BOTWEB

BOTWEB was a portal whose primary target customers were female catalog or Internet shoppers. In addition to offering a directory and Internet search of reviewed sites that BOTWEB had classified Best Of The WEB, BOTWEB offered a variety of free services, including email, driving directions and maps, news, weather, and sports. As discussed more fully in note 2, the operations of the BOTWEB business segment are classified as a discontinued operation."

We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). We evaluated the performance of our business segments based on operating profit (loss). The accounting policies of our segments were the same as those described in Note 1.

During 2002 and 2001 our operations were entirely within the Concepts Direct operating segment and therefore a presentation of the Concepts Direct operating segment results would not be meaningful. Pertinent financial data by operating segment for the year ended December 31, 2000 are as" follows (in $000's):


                                                                                 Discontinued
                                        Concepts Direct    iConcepts    BOTWEB    Operations     Eliminations     Total
                                        _______________    _________    ________ ____________    ____________   ________

<F1>
2000
   Net sales to third parties            $  54,839         $    614     $    64     $    (64)     $       -      $55,453
   Net sales to related parties                112(1)         1,450(2)       28(3)         -         (1,590)           -
                                         ______________    _________    _________ ___________    ____________   ________
           Total net sales                  54,951            2,064          92          (64)        (1,590)      55,453

   Cost of product and delivery from
        third parties                       31,297            2,240       1,044       (1,044)             -       33,537
   Cost of product and delivery from
        related parties                        863              116         543            -         (1,522)           -
                                          ____________      ________     _______  ___________    ____________   ________
                                            32,160            2,356       1,587       (1,044)        (1,522)      33,537

   Selling, general and administrative
        from third parties                  21,236            1,778       1,373       (1,373)             -       23,014
   Selling, general and administrative
        from related parties                    18               10          40            -            (68)           -
                                          ___________       ________     _______  ___________    ____________   ________
                                            21,254            1,788       1,413       (1,373)           (68)      23,014

   Restructuring costs                           -              417           -            -              -          417
   Loss on discontinuance of business
        segment                                  -                -         433         (433)             -            -
                                          __________        ________     _______  ___________     ___________   ________
           Total expenses                   53,414            4,561       3,433       (2,850)        (1,590)      56,968
                                          __________        ________     _______  ___________     ___________   ________
   Operating loss                            1,537           (2,497)     (3,341)       2,786              -       (1,515)

   Other income (expense)                    1,674             (107)          -            -              -        1,567
                                          __________        ________     _______  ___________     ___________   ________
   Income (loss) before income taxes     $   3,211         $ (2,604)    $(3,341)    $  2,786      $       -      $    52

   Identifiable assets                   $  27,632         $      -     $     -     $      -      $       -      $27,632


(1)Represents intercompany product sales, inventory ordering and storage fees and product fulfillment charges
(2)Represents Internet site development, production and maintenance charges
(3)Represents BOTWEB directory advertising charges

NOTE 17.  Subsequent Event

Based on filings of amendments to Schedule 13D, the Company has been informed that on February 24, 2003 the Wilands entered into a letter agreement to purchase from St. Cloud Capital Partners the note due to them from the Company; purchase the 272,369 share owned by St. Cloud Capital Partners for $0.54 per share; purchase the 25,000 shares owned by Mr. Geller for $0.54 per share; and purchase the 942,937 shares owned by Hilltop Partners, Laifer Capital Management, and Mr. Laifer for $0.54 per share. If this transaction occurs, the Wilands will own all of the Company's secured debt and approximately 64% of the Company's common stock.

                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             CONCEPTS DIRECT, INC.

                                                          Year Ended December 31, 2002

                                                                    ($000's)
         COL. A                             COL. B         COL. C        COL. D         COL. E         COL. F

                                                           Charged     Charged to
                                           Balance at     (Credited)      Other                      Balance at
                                           Beginning       to Costs     Accounts -     Deductions        End
      DESCRIPTION                          of Period     and Expenses    Describe       Describe      of Period
    ______________                        ____________  ______________ ____________   ___________    ___________

<F1>
Year Ended December 31, 2002
  Deducted from asset accounts:
    Allowance for doubtful accounts        $     11       $     (4)     $       -       $      -      $       7
    Allowance for inventory obsolescence      1,062             41              -            (97)(a)      1,006
                                           _____________________________________________________________________
    Totals deducted from asset accounts    $  1,073       $     37       $      -       $    (97)     $   1,013

  Product warranty liability               $    271       $   (109)      $      -       $      -      $     162

Year Ended December 31, 2001
  Deducted from asset accounts:
    Allowance for doubtful accounts        $     18       $     (7)      $      -       $      -      $      11
    Allowance for inventory obsolescence      1,840            157              -           (935)(a)      1,062
                                           ______________________________________________________________________
    Totals deducted from asset accounts    $  1,858       $    150       $      -       $   (935)     $   1,073

  Product warranty liability               $    224       $     47       $      -       $      -      $     271

Year Ended December 31, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts        $     66       $    (48)      $      -       $      -      $      18
    Allowance for inventory obsolescence      4,488           (114)             -         (2,534)(a)      1,840
                                           _____________________________________________________________________
    Totals deducted from asset accounts    $  4,554       $   (162)      $      -       $ (2,534)     $   1,858

  Product warranty liability               $    251       $    (27)      $      -       $      -      $     224


(a)  Inventory written off, net of recoveries.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not Applicable

                           Part III

Certain information required by Part III is omitted from this Report as we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

With the exception of the information incorporated by reference from the Proxy Statement in Items 10, 11, 12 and 13 of Part III of this Form 10-K, the Proxy Statement for our 2003 annual meeting of shareholders is not to be deemed filed as a part of this Report.

Item 10.  Directors and Executive Officers of Registrant

Information concerning our directors is incorporated herein by reference to material contained under the heading "Election of Directors" and "Section 16(a) compliance" in the Proxy Statement for our 2003 annual meeting of shareholders.

Information concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" at the end of
Part I of this Report.

Item 11.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference to material contained under the headings "Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our 2003 annual meeting of shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management

Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to material contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2003 annual meeting of shareholders. Information as to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Item 5 of this report. Based on securities filings made by the Wilands, St. Cloud, and Laifer Capital Management, we understand that the Wilands, St. Cloud, Marshall S. Geller, and Laifer Capital Management have entered into a letter agreement regarding the Note held by St. Cloud and shares held by St. Cloud, Marshall S. Geller, and Laifer Capital Management, whereby, subject to certain conditions, an investor group formed by the Wilands will purchase the Note and shares held by St. Cloud in its entirety for the remaining principle balance plus accrued interest, and the shares held by Marshall S. Geller and Laifer Capital Management. If this transaction takes place, the Wilands would become the majority shareholder of Concepts Direct, Inc.

Item 13.   Certain Relationships and Related Transactions

Information as to certain relationships and related transactions is incorporated herein by reference to material contained under the heading "Other Transactions" in our Proxy Statement for our 2003 annual meeting of shareholders.

Item 14.  	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, to the best of their knowledge, our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls, since the date such controls were evaluated.

                            Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on
           Forms 8-K

   (a)  Documents filed as part of this report:

        1. The financial statements and related Report of Independent Auditors required by this item are listed and included in Item 8 of this report.

        2. The financial statement schedules required by this item are listed and included in Item 8 of this report.

        3. Exhibits required to be filed by Item 601 of Regulation S-K: See INDEX TO EXHIBITS below.

   (b)  Reports on Form 8-K

            On December 16, 2002, a current report on Form 8-K under Item 5 was filed with the Securities and Exchange Commission announcing the repurchase of 236,850 shares of our outstanding common stock. In addition, we announced recent sales information.

            On December 20, 2002, a current report on Form 8-K under Item 5 was filed with the Securities and Exchange Commission announcing the receipt of a non-binding letter of intent on December 19, 2002 from Phillip A. Wiland, Chairman, President and Chief Executive Officer, and his wife, Linda S. Wiland, for the acquisition of the Company pursuant to a cash merger.



                           INDEX TO EXHIBITS

 3(a) Registrant's Amended and Restated Certificate of
      Incorporation filed as Exhibit 3(a) to Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31, 1992 is expressly incorporated herein by reference.

 3(b) Registrant's Amendment of Amended and Restated Certificate of
      Incorporation filed as Exhibit 3(i)(b) to Registrant's
      Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is expressly incorporated herein by reference.

 3(c) Registrant's Bylaws and Statement of Organization of the
      Incorporator filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is expressly incorporated herein by reference.

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

 4(h) Investors' Rights Agreement, dated April 26, 2002, by the
      Registrant, St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland filed as Exhibit 4.7 on Form 8-K dated May 1, 2002, is expressly incorporated herein by reference.

 4(i) Amendment to Investors' Rights Agreement, dated January 3,
      2003, by the Registrant, St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland is filed herewith.

 4(j) Amendment No. 2 to Investors' Rights Agreement, dated January
      22, 2003, by the Registrant, St. Cloud Capital Partners, LP, and Phillip A. and Linda S. Wiland is filed herewith.

10(a) Commercial Lease Agreement between Registrant and Colorful
      Avenue, Ltd. as landlord, dated September 13, 2000, in connection with a lease of the Registrant's corporate headquarters and fulfillment center in Longmont, Colorado filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is expressly incorporated herein by reference.

10(b) First Amendment dated November 2, 2000 to Commercial Lease
      Agreement between Registrant and Colorful Avenue Ltd. as landlord dated September 13, 2000 filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is expressly incorporated herein by reference.

10(c) *2001 Incentive Compensation Plan was previously filed as
      Exhibit B to Registrant's definitive proxy statement dated
      April 6, 2001 for the Annual Meeting of Shareholders held on May 10, 2001 and is expressly incorporated herein by reference.

10(d) *1992 Stock Option Plan was previously filed as Exhibit A to
      Registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993 and is expressly incorporated herein by reference.

10(e) *1992 Non-Employee Director Stock Option Plan was previously filed as Exhibit B to the Registrant's definitive proxy statement dated June 29, 1993 for the Annual Meeting of Shareholders held on July 30, 1993 and is expressly incorporated herein by reference.

10(f) *First Amendment to the 1992 Stock Option Plan was previously filed as Exhibit A to Registrant's Quarterly
      Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and is expressly incorporated herein by reference.

10(g) *1998 Non-Employee Directors Stock Option Plan was previously filed as Exhibit A to Registrant's Definitive
      Proxy Statement dated March 10, 1998 for the Annual Meeting of Stockholders on April 24, 1998 and is expressly incorporated by reference.

23(a) The Consent of Ernst & Young LLP is filed herewith.

99.1  Certification of Phillip A. Wiland, Chairman, Chief
      Executive Officer, and President, pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

99.2 Certification of Zaid H. Haddad, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.



                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONCEPTS DIRECT, INC.

Date: March 28, 2003                 By:/s/Phillip A. Wiland
                                     _________________________
                                     Phillip A. Wiland,
                                     Chairman of the Board of
                                     Directors, Chief Executive
                                     Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003               /s/Phillip A. Wiland
                                   ___________________________
                                   Phillip A. Wiland,
                                   Chairman of the Board of
                                   Directors, Chief Executive
                                   Officer, and President


Date: March 28, 2003               /s/Virginia B. Bayless
                                   ___________________________
                                   Virginia B. Bayless, Director


Date: March 28, 2003               /s/Robert L. Burrus, Jr.
                                   ___________________________
                                   Robert L. Burrus, Jr., Director


Date: March 28, 2003               /s/Kenneth M. Gassman, Jr.
                                   ___________________________
                                   Kenneth M. Gassman, Jr., Director

Date: March 28, 2003               /s/Marshall S. Geller
                                   ___________________________
                                   Marshall S. Geller, Director

Date: March 28, 2003               /s/Zaid H. Haddad
                                   ___________________________
                                   Zaid H. Haddad,
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)



                            Certifications

I, Phillip A. Wiland, certify that:

1.  I have reviewed this annual report on Form 10-K of Concepts
Direct, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annually report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
         "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/Phillip A. Wiland
                                       __________________________
                                       Phillip A. Wiland Chairman,
                                       Chief Executive Officer and
                                       President


I, Zaid H. Haddad, certify that:

1.  I have reviewed this annual report on Form 10-K of Concepts
    Direct, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
         "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                     /s/Zaid H. Haddad
                                         _________________________
                                         Zaid H. Haddad
                                         Chief Financial Officer