Form 10-K/A
period 2002-12-31
CONCEPTS DIRECT INC
filed 2003-04-30
CIK 891035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-K/A
                         Amendment No. 1

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                               OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to________________

Commission file number 0-20680


                      CONCEPTS DIRECT, INC.
_________________________________________________________________
       (Exact name of registrant as specified in its charter)

             Delaware                            52-1781893
    _______________________________          ___________________
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

 2950 Colorful Avenue, Longmont, Colorado          80504
 ________________________________________       ____________
 (Address of Principal Executive Offices)        (ZIP Code)

Registrant's telephone number, including area code:   (303) 772-9171

     ______________ ______________________________________________
      Securities registered pursuant to Section 12(b) of the Act:

    Title of each class    Name of each exchange on which registered

          None                                N/A
    ________________            ______________________________


      Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.10 Par Value
      __________________________________________________________
                          (Title of Class)

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


               DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

   This Form 10-K/A is being filed as Amendment No. 1 to the Form
10-K of Concepts Direct, Inc. to include the information required under Part III of the report on Form 10-K for the year ended
December 31, 2002.

                           Part III



Item  10.     Directors and Executive Officers of Registrant

Directors

Name, Age, Principal Occupation                      Director
   and other information                               Since
_______________________________                      _________
PHILLIP A. WILAND (56)                                  1992
  Chairman of the Company since 1992.
  Chief Executive Officer of the Company
  from 2001 to present and 1992 to 2000.
  President and Chief Executive Officer
  of Wiland Services, Inc. from 1971 to 1992.

KENNETH M. GASSMAN, JR. (57)                            2001
  Private investor and retail consultant.
  Retailing Securities Analyst,
  Davenport & Co. LLC from 1991 to 2001.
  Director, Reeds Jewelers, Inc.

Information concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" at the end of
Part I of this Report.

SECTION 16(a) COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required by regulation to furnish the Company with copies of all Forms 3, 4 and 5 which they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than 10 percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item  11.     Executive Compensation

Compensation of Directors

The Company pays to each director who is not a Company employee an annual retainer of $10,000 or an option to purchase stock of the Company, the number of shares being determined by multiplying 10,000 by 2, and dividing by the fair market value of the stock on the date of grant, rounding to the nearest 500 shares. These shares are granted under the 2001 Incentive Compensation Plan (the "2001 Plan") which was approved at the May 10, 2001 Annual Stockholders meeting. All directors are reimbursed for travel expenses incurred as a result of service on the Board of Directors.

Directors who are not employees of the Company previously received awards under the 1992 Non-Employee Directors Stock Option Plan (the "1992 Plan"), which expired on May 1, 1998, and the 1998 Non-Employee Directors Stock Option Plan (the "1998 Plan"). Stock option grants under the 1992 Plan were automatic. Each eligible director of the Company on the effective date of the 1992 Plan, December 18, 1992, automatically received an option to purchase 6,000 shares of Common Stock. Each eligible director newly elected by the Company's stockholders on and after the effective date of the 1992 Plan automatically received options for 6,000 shares on the date the director was elected by the stockholders. In addition, on the second anniversary of the date on which an eligible director received his or her initial grant of an option, and biannually thereafter, each then eligible director automatically received an option to acquire an additional 4,000 shares of Common Stock. Option grants under the 1992 Plan are exercisable in annual increments of 33.3% commencing one year following the date of grant. Under the 1998 Plan, the Board made grants of options to directors at the times and in the amounts that it deemed appropriate. The Company will not make any further awards of options under the 1992 Plan or the 1998 Plan.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2000, December 31, 2001, and December 31, 2002, certain compensation awarded to, earned by, or paid to the Company's Chief Executive Officer. The Company's Chief Executive Officer was the only executive officer whose annual compensation exceeded $100,000 for the year ended December 31, 2002.


             Annual Compensation                                     Long Term
                                                                    Compensation
                                                                       Awards
______________________________________________________________________________
                                                                     Securities
                                                          Other      Underlying    All Other
                                                          Annual       Options      Compen-
   Name and Principal                Salary     Bonus     Compen-       /SARs        sation
       Position             Year      ($)        ($)      sation         (#)         ($)(1)
___________________________________________________________________________________________

<F1>
Phillip A. Wiland,          2002     192,311      581       (2)           0         2,037
Chairman, Chief Executive   2001     150,000    2,281                     0         1,763
Officer, and President      2000     231,081      -0-                     0         2,279
___________________________________________________________________________________________

(1) These amounts were paid by the Company as matching contributions under the Company's Retirement Savings Plan.

(2) The Chief Executive Officer did not receive perquisites in excess of the lesser of $50,000 or 10% of combined salary and bonus for fiscal 2000, 2001 or 2002.

Options/SAR Exercises and Year-End Value Table

The following table sets forth information concerning each exercise of stock options and SARs during the fiscal year ended December 31, 2002 for the executive officer named in the Summary Compensation Table and the fiscal year-end value of unexercised options and SARs.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
_____________________________________________________________________________________________________________
                                                  Number of Securities            Value of
                                                  Underlying Unexercised          Unexercised In-the-Money
                                                  Options/SARs at                 Options/SARS at
                                                  12/31/02 (#)                    12/31/02(2) ($)
                                                  ___________________________________________________________
                     Shares          Value
                     Acquired on     Realized
   Name              Exercise(#)     (1) ($)      Exercisable   Unexercisable     Exercisable   Unexercisable
_____________________________________________________________________________________________________________

<F1>
Phillip A. Wiland      6,000            0           27,500         16,500              480           -0-
_____________________________________________________________________________________________________________


(1) The value realized calculation is based on the fair market value of the underlying stock on the date of exercise, minus the exercise price.

(2) The value calculation is based on the fair market value of the underlying stock at year-end, minus the exercise price.


Compensation Committee Interlocks and Insider Participation

Robert L. Burrus, Jr., a former director of the Company and, during 2002, a member of the Compensation and Nominations Committee, is Chairman and partner of the law firm of McGuire Woods LLP, which was retained as general counsel by the Company during the fiscal year ended December 31, 2002.

Item  12.   Security Ownership of Certain Beneficial Owners and
            Management

The table below sets forth information regarding beneficial ownership as of April 21, 2003 of Common Stock by the Company's directors individually, the executive officer named in the Summary Compensation Table individually, the Company's directors and executive officers as a group, and persons known to the Company to be beneficial owners of more than 5% of the Common Stock.


   Name and Address of      Amount and Nature of       Percent
    Beneficial Owner       Beneficial Ownership(1)     of Class
  ____________________     ______________________      ________

Executive Officers and Directors
________________________________

Phillip A. Wiland
2950 Colorful Avenue
Longmont, CO  80504               3,846,725(2)            73.06

Kenneth M. Gassman
15281 Westfork Drive
Glen Allen, VA  23059                23,160                   *

All Directors and Executive
Officers as a Group (2 Persons)   3,869,885               73.18


5% Owners
_________

None

___________

* Does not exceed 1% of the outstanding shares of the Company

(1) Except as described in footnote (2) below, each individual has sole voting power and sole investment power with respect to the Common Stock set forth opposite his name. Includes, as to Mr. Wiland, 27,500 shares and as to Mr. Gassman, 23,000 shares of Common Stock, which could be acquired through exercise of stock options within 60 days.

(2) Includes 3,805,325 shares owned in joint tenancy by Mr. Wiland and his wife, who share voting and investment power as to the shares, and 13,900 shares held by Mr. Wiland as custodian for his minor children under the Uniform Gifts to Minors Act and for which Mr. Wiland has sole voting and investment power.

Item 13.     Certain Relationships and Related Transactions

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

Marshall S. Geller is the co-founder and senior manager of St. Cloud, has an interest in St. Cloud, and was one of our directors. Phillip A. Wiland is our Chairman, Chief Executive Officer and President. Linda S. Wiland is Mr. Wiland's spouse. The Wilands are significant stockholders of Concepts Direct, Inc.

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

Based on the Schedule 13D filed on April 2, 2003 by the Wilands, the Company learned that the Wilands entered into two Stock Purchase Agreements and a Securities Purchase Agreement on March 31, 2003 pursuant to which the Wilands acquired 1,240,306 shares of Common Stock of the Registrant, for $0.54 per share, for a total of $669,765.24. The Wilands acquired all of these shares with personal funds. The Company understands that the Wilands purchased 272,369 Company shares from St. Cloud Capital Partners, 25,000 Company shares from Marshall Geller, and 942,937 Company shares from Lance Laifer, Laifer Capital Management and Hilltop Partners. The Company also understands that the Wilands purchased the note of the Company owned by St. Cloud Capital Partners which as of March 31, 2003 had a balance of $1,158,214.76.

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

Item 15.     Principal Accountant Fees and Services

Audit Fees. Ernst & Young LLP was our principal accountant for the year ended 2002. The aggregate fees billed by Ernst & Young LLP for professional services to audit our annual financial statements for 2002, and its reviews of the financial statements included in our Forms 10-Q for that year, were $106,000. Ernst & Young billed us $95,000 for such services performed for 2001.

Audit-Related Fees.  The aggregate fees billed by Ernst & Young
LLP for services related to employee benefit plan audits for 2002 were $12,000. Ernst & Young billed us $13,000 for audit-related services performed for 2001.

Tax Fees. The aggregate fees billed by Ernst & Young LLP for professional services related to tax compliance, tax advice and tax planning for 2002 were $6,000 to date. Ernst & Young billed us $23,000 for such services for the year ended 2001.

All Other Fees. We did not pay Ernst & Young LLP for any other services for 2002 or 2001.

The Audit Committee of the Company considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

Item 16. Exhibits, Financial Statement Schedules, and Reports on Forms 8-K

Item 15 of our previously filed Form 10-K is hereby redesignated as Item 16 in accordance with SEC Release No. 33-8183.


                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONCEPTS DIRECT, INC.

Date: April 30, 2003           By:  /s/ Phillip A. Wiland
                               __________________________
                               Phillip A. Wiland,
                               Chairman of the Board of
                               Directors, Chief Executive
                               Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2003           /s/ Phillip A. Wiland
                               __________________________
                               Phillip A. Wiland,
                               Chairman of the Board of
                               Directors, Chief Executive
                               Officer, and President

Date: April 30, 2003           /s/ Kenneth M. Gassman, Jr.
                               ___________________________
                               Kenneth M. Gassman, Jr.,
                               Director

Date: April 30, 2003           /s/ Zaid H. Haddad
                               ___________________________
                               Zaid H. Haddad,
                               Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting Officer)


                          Certifications

I, Phillip A. Wiland, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Concepts Direct, Inc.;

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

Date: April 30, 2003            /s/ Phillip A. Wiland
                                _______________________
                                Phillip A. Wiland
                                Chairman, Chief Executive
                                Officer and President



I, Zaid H. Haddad, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Concepts Direct, Inc.;

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

Date:  April 30, 2003                /s/ Zaid H. Haddad
                                     ____________________
                                     Zaid H. Haddad
                                     Chief Financial Officer